Form 10-Q
period 2025-03-31
Bodhi Tree Biotechnology Inc
filed 2025-05-20
CIK 2041531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 021-543738

Bodhi Tree Biotechnology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4125 Blackhawk Plaza Circle, Suite 172

Danville, CA 94506

(Address of principal executive offices)

Tel: (925)406-4528

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Not Applicable	Not Applicable	Not Applicable

As of May 20, 2025, 8,774,375 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Bodhi Tree Biotechnology Inc.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of March 31, 2025 (Unaudited) and September 30, 2024	1
	Statements of Operation for the six months and three months ended March 31, 2025, the period from inception date to March 31, 2024, and three months ended March 31, 2024 (unaudited)	2
	Statements of Changes of Stockholders’ Equity for the six months ended March 31, 2025, and the period from inception date to March 31, 2024 (Unaudited)	3
	Statement of Cash Flows for the Six Months Ended March 31, 2025, and the period from inception date to March 31, 2024 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of March 31, 2025
(Unaudited)
and September 30, 2024

	March 31 2025	September 30 2024
	(Unaudited)
ASSETS

Current assets
Cash	$144,165	$259,570
Prepaid Expenses	6,457	9,757
Total assets	$150,622	$269,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Due to related party	$-	$500
Total current liabilities	-	500

Total liabilities	$-	$500

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and September 30, 2024	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 25,441,042 shares issued and outstanding as of March 31, 2025 and September 30, 2024	2,544	2,544
Additional Paid in Capital	328,236	328,236
Accumulated deficit	(180,158)	(61,953)
Total stockholders’ equity	150,622	268,827

Total liabilities and stockholders’ equity	$150,622	$269,327

The accompanying notes are an integral part of these financial statements.

Statement of Operations for the Three Months and
Six Months Ended March 31, 2025
(Unaudited)

	For the six months ended	For the period from inception to	For the three months ended
	March 31	March 31	March 31	March 31
	2025	2024	2025	2024
Revenue	$5,000	$-	$-	$-

General and administrative expenses	121,956	116	52,179	116
Loss from operation	(116,956)	(116)	(52,179)	(116)

Loss before provision for income taxes	(116,956)	(116)	(52,179)	(116)

Interest income	1	-	1	-
Total other income	1	-	1	-
Loss before income taxes	(116,955)	(116)	(52,178)	(116)

Provision for income taxes	1,250	-	1,250	-

Net loss	$(118,205)	$(116)	$(53,428)	$(116)

Comprehensive loss	$(118,205)	$(116)	$(53,428)	$(116)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	25,441,042	2,286,788	25,441,042	2,789,378

The accompanying notes are an integral part of the unaudited financial statements.

Statement of Changes in Shareholder’s (Deficit)
for the six months ended March 31, 2025, and the period from inception date to March 31, 2024

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 30, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

Net loss	-	-	-	-	-	(118,205)	(118,205)

Balance – March 31, 2025	-	$-	25,441,042	$2,544	$328,236	$(180,158)	150,622

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 13, 2023 (date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued to founder	-	-	16,166,667	1,617	46,883	-	48,500

Net loss						(116)	(116)

Balance – March 31, 2024	-	$-	16,166,667	$1,617	$46,883	$(116)	$48,384

The accompanying notes are an integral part of the unaudited financial statements.

Statement of Cash Flows
for the Six Months Ended March 31, 2025 and the period from inception date to March 31, 2024
(Unaudited)

	For the six months ended March 31	For the period from inception to March 31
	2025	2024
Cash flows from operating activities:
Net loss	$(118,205)	$(116)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Decrease in prepaid expenses	3,300	-
Due to related party	(500)	500
Net cash used in (provided by) operating activities	(115,405)	384

Cash flows from financing activities
Proceeds from shares issued to founder	-	48,500
Net cash provided by financing activities	-	48,500

Net change in cash	(115,405)	48,884

Cash – Beginning of period	259,570	-

Cash – End of period	$144,165	$48,884

Cash Paid in Interest	$-	$-
Cash Paid in Income tax	$1,250	$-

The accompanying notes are an integral part of the unaudited financial statements.

Notes to Financial Statements
(Unaudited)

1. NATURE OF OPERATIONS

Bodhi Tree Biotechnology Inc. (“Bodhi Tree”, “we”, “us” or the “Company”) is a Delaware corporation, who registered on December 12, 2023 and dedicated to providing plant-based menus and recipes design, as well as vegetarian diet consulting services. Our executive office is located in Danville, the State of California.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Financial Statements have been prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States (“GAAP”) and presented in US dollars.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2024, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the period ended September 30, 2024.

Use of Estimates

The preparation of the Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. These estimates and judgments include, but are not limited to, revenue recognition, income taxes, valuation allowance for deferred tax assets and etc. Management bases its estimates on historical experience and on various other assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Although actual amounts may differ from the estimated amounts, such differences are not likely to be material.

Cash

Cash is carried at cost and represents cash on hand and deposits placed with banks or other financial institutions. The Company has two bank accounts at Bank of America. The balance less than $250,000 is insured by Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management at the time of this report. A fair value hierarchy was established, which prioritizes the inputs used in measuring fair value into three broad levels as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, prepaid expenses and due to related party. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts are approximate to their fair value.

Income Tax

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows FASB ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of FASB ASC Topic 740, when tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceed the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.

The Company’s tax status is C-corporation, and is subject to a federal income tax rate of 21% and California state income tax rate of 8.84%.

Revenue Recognition

The Company will recognize revenue in accordance with Accounting Standards Codification No. 606, “Revenue from Contracts with Customers” (“ASC-606”). ASC-606 requires that the criteria must be met before revenue can be recognized:

●	executed contract(s) with customers that the Company believes is legally enforceable;

●	identification of performance obligation in the respective contract;

●	determination of the transaction price for each performance obligation in the respective contract;

●	allocation of the transaction price to each performance obligation;

●	recognition of revenue only when the Company satisfies each performance obligation.

The Company provides Consulting Services to our customers who have an interest in vegetarian food, including but not limit to providing plant-based menus and recipes design as well as customized vegetarian diets. The Company enters into a contract with a customer. Contracts with customers are considered to be short-term when the time between order confirmation and satisfaction of the performance obligations is equal to or less than one year, and all of the Company’s contracts are short-term. The Company typically satisfies its performance obligations in contracts with customers upon completion of the service rendered, and customers’ confirmations of service/materials delivered. Generally, payment is advance payment from customers. The Company recognizes consulting income at a single point in time after service is rendered, and the transaction price is stated in contracts. Historically, there were no sales discounts.

Related Parties and Transactions

The Company identifies related parties, and accounts for, discloses related party transactions in accordance with ASC 850, “Related Party Disclosures” and other relevant ASC standards.

Parties, which can be a corporation or individual, are related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. Transactions between related parties commonly occurring in the normal course of business are related party transactions. Transactions between related parties are also considered to be related party transactions even though they may not be given accounting recognition. While ASC does not provide accounting or measurement guidance for such transactions, it nonetheless requires their disclosure.

Segment Information

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. Management determining the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. All customers of the Company reside within the United States, where all revenues were generated for the six months ended March 31. 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2025, the Company has no such contingencies.

Earnings Per Share

Basic earnings per ordinary share are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary share that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the six months ended March 31, 2025, the Company had no dilutive stocks.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023 -07, effective December 15, 2023, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

Recently Issued Accounting Pronouncements

The Company considers the applicability and impact of all ASUs. Management periodically reviews new accounting standards that are issued. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted.

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03, “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This ASU will likely result in the required additional disclosures being included in our consolidated financial statements once adopted.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. PREPAID EXPENSES

The Company enters a service agreement with BEEC Inc regarding office rental, phone line, bookkeeping, accounting, facility maintenance, board of secretary services, and payment to a director, and etc. The Company pays the relevant fee upfront and amortizes the expense in the reporting period. Prepaid expenses amounted to $6,457 as of March 31, 2025.

4. STOCKHOLDERS’ EQUITY

The Company registered at the State of Delaware with a total authorized number of shares of stock – 35,000,000,000, which shall consist of (i) 320,000,000 shares of common stock and (ii) 30,000,000 shares of preferred stock, with $0.0001 par value per share.

Common Stock

In March 2024, the Company entered Founders’ Stock Purchase Agreements (the “Agreements”) with the following purchasers (the “Founders”) including both individuals and a legal entity. Pursuant to the Agreements, Founders agreed to purchase from the Company, and the Company agreed to sell to the purchasers, an aggregate of 16,666,667 shares of the Common Stock of the Company (the “Stock”) at $0.003 per share, for an aggregate purchase prices of $50,000. Shares were issued in March 2024, and the purchase price was fully received.

Purchaser	Number of Shares	Purchase Price
Xiaohang Wang, Chief Executive Officer, President, Treasurer, and Director	11,666,667	$35,000
Yun Xia, Secretary	1,500,000	4,500
Other Founders	3,500,000	10,500

Total	16,666,667	$50,000

From August to September of 2024, 8,774,374 common stocks have been issued to 55 individual subscribers at a selling price of $0.032 per share. A total of $280,780 purchase consideration was fully received as of September 30, 2024. As of March 31, 2025 and September 30, 2024, 25,441,042 shares of common stocks issued and outstanding.

5. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue. In the six-month ended March 31, 2025, all revenue came from one individual customer, comprising 100% of the total.

6. INCOME TAX

The Company was established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL (“net operating loss”) carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of March 31, 2025, the Company has accumulated deficit of $180,158 and the net loss of six months ended March 31, 2025 was $118,205. As the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the net deferred tax asset. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

The following table reconciles the Company’s effective income tax rate for the six months ended March 31, 2025 and for the period from inception to March 31, 2024:

	For the three months ended March 31	For the period from inception to March 31
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	8.7%	8.7%
Permanent difference (non-deductible expenses)	-%	-%
Change in valuation allowance	(30.8)%	(29.7)%
Effective tax rate	(1.1)%	-%

7. COMMITMENTS AND CONTINGENCIES

Commitment

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California. The term of the sublease is one year, beginning on June 1st, 2024 and ending on May 31st, 2025. Our monthly rent amounts to $900, payable on the first day of each calendar quarter. The table below sets forth the lease obligations as of March 31. 2025.

Six months ended March 31, 2025
Lease of the office space	$1,800

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through May 15, 2025 and determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Bodhi Tree Biotechnology Inc. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

Special Note Regarding Forward-Looking Statements

Statements made in this Form 10-Q that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statement represents management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events

Overview

Bodhi Tree Biotechnology Inc. (“Bodhi Tree” “Company”, “we”, “us” or “our”) was formed as a Delaware corporation on December 12, 2023. We are dedicated to providing vegetarian menu and recipe designs, as well as vegetarian diet consulting services.

Our executive office is located in Danville, the State of California, U.S

General

Revenues in the reporting period are comprised of vegetarian menu and recipe designs, as well as vegetarian diet consulting services.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Comparison of the six months ended March 31, 2025 to the period from inception to March 31, 2024

The following table sets forth key components of our results of operations for the periods indicated:

	For the six months ended March 31	For the period from inception to March 31
	2025	2024
Revenue	$5,000	$-
Cost of revenues	-	-
Gross profit	5,000	-

General and administrative expenses	121,956	(116)
Interest income/(expense)	1	-
Loss before provision for income taxes	(116,955)	(116)
Provision for income taxes	1,250	-
Net Loss	$(118,205)	$(116)

Revenues

Revenues were $5,000 for the six months ended March 31, 2025 and $nil for the period from inception to March 31, 2024.

Cost of Revenues

Cost of revenue was $nil for the six months ended March 31, 2025 and $nil for the period from inception to March 31, 2024.

Selling, general and administrative expenses

We recorded $121,956 and $nil in selling, general and administrative expenses for the six months ended March 31, 2025. These costs mainly consist of professional service from our law firm, auditor and accountant etc. We recorded $116 bank charges for three months ended March 31, 2024.

Net Loss

As a result of the above factors, we had a net loss of $118,205 and $nil for six months ended March 31, 2025 and $nil for the period from inception to March 31, 2024.

Comparison of the three months ended March 31, 2025 to the three months ended March 31, 2024

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended March 31
	2025	2024
Revenue	$-	$-
Cost of revenues	-	-
Gross profit	-	-

General and administrative expenses	52,179	(116)
Interest income/(expense)	1	-
Loss before provision for income taxes	(52,178)	(116)
Provision for income taxes	1,250	-
Net Loss	$(53,428)	$(116)

Revenues

Revenues were $nil for the three months ended March 31, 2025 and 2024.

Cost of Revenues

Cost of revenue was $nil for three months ended March 31, 2025 and 2024.

Selling, general and administrative expenses

We recorded $52,179 in selling, general and administrative expenses for three months ended March 31, 2025. These costs mainly consist of professional service from our law firm, auditor and accountant etc. We recorded $116 bank charges for three months ended March 31, 2024.

Net Loss

As a result of the above factors, we had a net loss of $53,428 and $116 for three months ended March 31, 2025 and 2024.

Cash Flows

Comparison of the six months ended March 31, 2025 to the period from inception to March 31, 2024

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the six months ended March 31	For the period from inception to March 31
	2025	2024
Net cash provided by (used in):	$	$-
Operating activities	(115,405)	(116)
Investing activities	-	-
Financing activities	-	(48,500)
Net (decrease) increase in cash and cash equivalents	$(115,405)	$(48,884)

Operating Activities

Net cash used in operating activities for the six months ended March 31, 2025 totaled $115,405. Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities. Cash used during the period is mainly relating to payment to professional accounting firm and law firm, and relating operating expense, such as rent, payment to director, bookkeeper, etc.

No activities for the period from inception to March 31, 2024.

Investing Activities

There were no investing activities for the six months ended March 31, 2025, and for the period from inception to March 31, 2024.

Financing Activities

There were no financing activities for the six months ended March 31, 2025.

For the period from inception to March 31, 2024, we had net cash of $48,500 inflow from financing activities. Financing activities consisted primarily of cash provided by founders.

Liquidity and Capital Resources

We plan to fund the operations of the Company through the proceeds from public offerings, private placements of restricted securities, or the issuance of stock in lieu of cash for payment of services until profitable operations are achieved. If we do not raise all of the money we need from public offerings or through private placements, we will have to find alternative sources, such as loans or advances from our officers, directors or others. Such additional financing may not become available on acceptable terms and there can be no assurance that any additional financing that the Company obtains will be sufficient to meet its needs in the long term. There are no written agreements in place for such funding or the issuance of securities and there can be no assurance that such will be available in the future. We believe that this plan provides an opportunity for the Company to continue as a going concern.

The failure to achieve the necessary levels of profitability or obtain additional funding would be detrimental to the Company.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of March 31, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions, we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our initial public offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Annual Report. Based on our management’s evaluation, our Chief Executive Officer, has concluded that as of such date, our disclosure controls were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2025

Bodhi Tree Biotechnology Inc.

By:	/s/ Xiaohang Wang
Name:	Xiaohang Wang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Bodhi Tree Biotechnology Inc.

By:	/s/ Juan Ye
Name:	Juan Ye
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)