Form 10-Q/A
period 2025-03-31
Bodhi Tree Biotechnology Inc
filed 2025-07-28
CIK 2041531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 021-543738

Bodhi Tree Biotechnology Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	93-4908449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 20, 2025, 25,441,042 shares of common stock, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) of Bodhi Tree Biotechnology Inc. (the “Company”) amends the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, originally filed with the Securities and Exchange Commission on May 20, 2025 (the “Original Report”). The Company is filing this Amendment for the sole purpose of correcting a clerical error in the number of outstanding shares of the Company’s common stock set forth on the cover page of the Original Report.  The correct number of shares of the Company’s common stock outstanding as of May 20, 2025 is 25,441,042, as set forth on the cover page of this Amendment.

Except as described above, this Amendment does not amend, update or change the financial statements or any other disclosure contained in the Original Report and does not reflect events occurring after the filing of the Original Report. This Amendment should be read in conjunction with our filings with the Securities and Exchange Commission after the filing of the Original Report.

PART II – OTHER INFORMATION

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

Date: July 28, 2025

Bodhi Tree Biotechnology Inc.

By:	/s/ Xiaohang Wang
Name:	Xiaohang Wang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Bodhi Tree Biotechnology Inc.

By:	/s/ Juan Ye
Name:	Juan Ye
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

3