Form 10-Q
period 2025-06-30
Bodhi Tree Biotechnology Inc
filed 2025-08-12
CIK 2041531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2025

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

As of August 12, 2025, 25,441,042 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Bodhi Tree Biotechnology Inc.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Balance Sheets as of June 30, 2025 (Unaudited) and September 30, 2024	1
	Statements of Operation for the Three and Nine Months ended June 30, 2025, the Three Months ended June 30, 2024 and the Period from Inception to June 30, 2024 (Unaudited)	2
	Statements of Changes of Stockholders’ Equity for the Three Months and Nine Months ended June 30, 2025, the Three Months ended June 30, 2024 and the Period from Inception to June 30, 2024 (Unaudited)	3
	Consolidated Statements of Cash Flows for the Nine Months Ended June 30, 2025 and the Period from Inception to June 30, 2024 (Unaudited)	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 1A.	Risk Factors	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Mine Safety Disclosures	18
Item 5.	Other Information	18
Item 6.	Exhibits	19

SIGNATURES		20

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets as of June 30, 2025
(Unaudited)
and September 30, 2024

	June 30 2025	September 30 2024
	(Unaudited)
ASSETS

Current assets
Cash	$119,516	$259,570
Prepaid Expenses	10,332	9,757
Total assets	$129,848	$269,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Due to related party	$-	$500
Total current liabilities	-	500

Total liabilities	$-	$500

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2025 and September 30, 2024	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 25,441,042 shares issued and outstanding as of June 30, 2025 and September 30, 2024	2,544	2,544
Additional Paid in Capital	328,236	328,236
Accumulated deficit	(200,932)	(61,953)
Total stockholders’ equity	129,848	268,827

Total liabilities and stockholders’ equity	$129,848	$269,327

The accompanying notes are an integral part of these financial statements.

Statement of Operations for the Three Months and
Nine Months Ended June 30, 2025
(Unaudited)

	For the nine months ended	For the period from inception to	For the three months ended
	June 30	June 30	June 30	June 30
	2025	2024	2025	2024
Revenue	$5,000	$15,000	$-	$15,000

General and administrative expenses	141,931	5,388	19,975	5,272
Loss from operation	(136,931)	9,612	(19,975)	9,728

Loss before provision for income taxes	(136,931)	9,612	(19,975)	9,728

Interest income	2	-	1	-
Total other income	2	-	1	-
Loss before income taxes	(136,929)	9,612	(19,974)	9,728

Provision for income taxes	2,050	-	800	-

Net (loss) income	$(138,979)	$9,612	$(20,774)	$9,728

Comprehensive (loss) income	$(138,979)	$9,612	$(20,774)	$9,728

Basic and diluted loss per common share	$(0.01)	$0.00	$(0.00)	$0.00

Weighted average number of common shares used in per share calculations – basic and diluted	25,441,042	8,806,931	25,441,042	16,567,766

The accompanying notes are an integral part of the unaudited financial statements.

Statement of Changes in Shareholder’s (Deficit)
for the nine months ended June 30, 2025, and the period from inception date to June 30, 2024

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 30, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

Net loss	-	-	-	-	-	(138,979)	(138,979)

Balance – June 30, 2025	-	$-	25,441,042	$2,544	$328,236	$(200,932)	$129,848

	Preferred stock		Common stock		Additional Paid-in	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – December 13, 2023 (date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued to founder	-	-	16,666,667	1,667	48,333	-	50,000

Net income						9,612	9,612

Balance – June 30, 2024	-	$-	16,666,667	$1,667	$48,333	$9,612	$59,612

The accompanying notes are an integral part of the unaudited financial statements.

Statement of Cash Flows
for the Nine Months Ended June 30, 2025 and the period from inception date to June 30, 2024
(Unaudited)

	For the nine months ended June 30	For the period from inception to June 30
	2025	2024
Cash flows from operating activities:
Net (loss) income	$(138,979)	$9,612
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in Prepaid Expenses	(575)	(10,333)
Increase in Customer Advance	-	20,000
(Decrease) Increase in Due to related party	(500)	500
Net cash (used in) provided by operating activities	(140,054)	19,779

Cash flows from financing activities
Proceeds from shares issued to founder	-	50,000
Net cash provided by financing activities	-	50,000

Net change in cash	(140,054)	69,779

Cash – Beginning of period	259,570	-

Cash – End of period	$119,516	$69,779

Cash Paid in Interest	$-	$-
Cash Paid in Income tax	$2,050	$-

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

Segment Information

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. Management determining the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. All customers of the Company reside within the United States, where all revenues were generated for the nine months ended June 30, 2025.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2025, the Company has no such contingencies.

Earnings Per Share

Basic earnings per ordinary share are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary share that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the nine months ended June 30, 2025, the Company had no dilutive stocks.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07, effective December 15, 2023, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

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

3. PREPAID EXPENSES

The Company enters a service agreement with BEEC Inc regarding office rental, phone line, bookkeeping, accounting, facility maintenance, board of secretary services, and payment to a director, and etc. The Company pays the relevant fee upfront and amortizes the expense in the reporting period. Prepaid expenses amounted to $10,332 and $9,757 as of June 30, 2025 and September 30, 2024, respectively.

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

From August to September of 2024, 8,774,374 common stocks have been issued to 55 individual subscribers at a selling price of $0.032 per share. A total of $280,780 purchase consideration was fully received as of September 30, 2024. As of June 30, 2025 and September 30, 2024, 25,441,042 shares of common stocks issued and outstanding.

5. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue. In the nine-month ended June 30, 2025, all revenue came from one individual customer, comprising 100% of the total. For the period from inception to June 30, 2024, 57%, 29% and 14% of revenue came from three individual customers, comprising 100% of the total.

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

As of June 30, 2025, the Company has accumulated deficit of $200,932 and the net loss of nine months ended June 30, 2025 was $138,979. As the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the net deferred tax asset. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

The following table reconciles the Company’s effective income tax rate for the nine months ended June 30, 2025 and for the period from inception to June 30, 2024:

	For the nine months ended June 30	For the period from inception to June 30
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	8.7%	8.7%
Permanent difference (non-deductible expenses)	-%	-%
Change in valuation allowance	(31.2)%	(29.7)%
Effective tax rate	(1.5)%	-%

7. COMMITMENTS AND CONTINGENCIES

Commitment

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California. The term of the sublease is renewed for one year, beginning on June 1st, 2025 and ending on May 31st, 2026. Our monthly rent amounts to $900, payable on the first day of each calendar quarter. The table below sets forth the lease obligations as of June 30, 2025.

Nine months ended June 30, 2025
Lease of the office space	$9,900

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet through August 12, 2025 and determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

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

Our executive office is located in Danville, the State of California, U.S.

General

Revenues in the reporting period are comprised of vegetarian menu and recipe designs, as well as vegetarian diet consulting services.

Our general and administrative expenses consist of costs related to marketing, selling, personnel cost, and professional fee to law firm and accounting firm, etc.

Results of Operations

Comparison of the nine months ended June 30, 2025 to the period from Inception to June 30, 2024

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended June 30	For the period from Inception to June 30
	2025	2024
Revenue	$5,000	$15,000
Cost of revenues	-	-
Gross profit	5,000	15,000

General and administrative expenses	141,931	5,388
Interest income (expense)	2	-
(Loss) Income before provision for income taxes	(136,929)	9,612
Provision for income taxes	2,050
Net (Loss) Income	$(138,979)	$9,612

Revenues

Revenues were $5,000 for the nine months ended June 30, 2025 and $15,000 for the period from Inception to June 30, 2024.

Cost of Revenues

Cost of revenue was $nil for the nine months ended June 30, 2025 and $nil for the period from Inception to June 30, 2024.

Selling, general and administrative expenses

We recorded $141,931 and $5,388 in selling, general and administrative expenses for the nine months ended June 30, 2025 and the period from Inception to June 30, 2024. These expenses mainly consist of professional service from our law firm, auditor and accountant etc.

Net Profit/(Loss)

As a result of the above factors, we had a net loss of $138,979 for the nine months ended June 30, 2025 and net profit $9,612 for the period from Inception to June 30, 2024.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended June 30
	2025	2024
Revenue	$-	$15,000
Cost of revenues	-	-
Gross profit	-	15,000

General and administrative expenses	19,975	5,272
Interest income	1	-
(Loss) income before provision for income taxes	(19,974)	9,728
Provision for income taxes	800	-
Net (Loss) Income	$(20,774)	$9,728

Revenues

Revenues was $nil and $15,000 for the three months ended June 30, 2025 and 2024.

Cost of Revenues

Cost of revenue was $nil and $nil for three months ended June 30, 2025 and 2024.

Selling, general and administrative expenses

We recorded $19,975 and $5,272 in selling, general and administrative expenses for three months ended June 30, 2025 and 2024. These costs mainly consist of professional service from our law firm, auditor and accountant etc.

Net Profit/(Loss)

As a result of the above factors, we had a net loss of $20,774 and a net profit $9,728 for three months ended June 30, 2025 and 2024.

Cash Flows

Comparison of the nine months ended June 30, 2025 to the period from Inception to June 30, 2024

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the nine months ended June 30	For the period from Inception to June 30
	2025	2024
Net cash provided by (used in):	$	$-
Operating activities	(140,054)	19,779
Investing activities	-	-
Financing activities	-	50,000
Net (decrease) increase in cash and cash equivalents	$(140,054)	$69,779

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2025 totaled $140,054. Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities. Cash used during the period is mainly relating to payment to professional accounting firm and law firm, and relating operating expense, such as rent, payment to director, bookkeeper, etc.

Net cash provided in operating activities for the period from Inception to June 30, 2024 totaled $19,779. Operating activities consisted primarily of net income/(loss) adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities. Cash used during the period is mainly relating to payment to professional accounting firm and law firm, and relating operating expense, such as rent, payment to director, bookkeeper, etc.

Investing Activities

There were no investing activities for the nine months ended June 30, 2025 and for the period from Inception to June 30, 2024.

Financing Activities

There were no financing activities for the nine months ended June 30, 2025.

For the period from Inception to June 30, 2024, we had net cash of $50,000 inflow from financing activities. Financing activities consisted primarily of cash provided by founders.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2025 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2025

Bodhi Tree Biotechnology Inc.

By:	/s/ Xiaohang Wang
Name:	Xiaohang Wang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Bodhi Tree Biotechnology Inc.

By:	/s/ Juan Ye
Name:	Juan Ye
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)