Form 10-K
period 2025-09-30
Bodhi Tree Biotechnology Inc
filed 2025-12-29
CIK 2041531

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED September 30, 2025

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

Commission File Number 333-284678

Bodhi Tree Biotechnology Inc.

(Exact name of registrant as specified in its charter)

Delaware	93-4908449
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bodhi Tree Biotechnology Inc.

4125 Blackhawk Plaza Circle, Suite 172

Danville, CA 94506(Address of principal executive offices)

(925)406-4528

(Issuer’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

(Title of each class)

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

As of the last business day of our most recently completed second fiscal quarter, no public market existed for our common stock. Accordingly, the aggregate market value of the voting and non-voting common equity held by non-affiliates cannot be calculated as of that date.

As of December 29, 2025, the Registrant had 25,441,042 shares of Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements that involve risks and uncertainties. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and other federal securities laws. Forward-looking statements are based on our beliefs, assumptions and expectations of our future financial and operating performance and growth plans, taking into account the information currently available to us. These statements are not statements of historical fact. We have attempted to identify forward-looking statements by using terminology such as “anticipates,” “believes,” “expects,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” “will,” or the negative of these terms or other comparable terminology. These statements are only predictions; uncertainties and other factors may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance, or achievements expressed or implied by these forward-looking statements. You should not place undue reliance on forward looking statements. The cautionary statements set forth in this Annual Report identify important factors which you should consider in evaluating our forward-looking statements. These risks and uncertainties may include, without limitation, risks related to general economic and business conditions; our ability to continue as a going concern; our ability to obtain financing necessary to operate our business; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage any future growth; our ability to research and successfully develop our planned products; our ability to successfully complete potential acquisitions and collaborative arrangements; and other factors including those set forth below under the caption “Risk Factors.” These factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements included in this Annual Report and other reports we file with the SEC.

This Annual Report also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified the statistical and other industry data generated by independent parties and contained in this Annual Report. Although we believe the expectations reflected in our forward-looking statements are based on reasonable assumptions, such expectations may prove to be materially incorrect due to known and unknown risks and uncertainties.

All forward-looking statements speak only as of the date made. All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements. Except as required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which it is made or to reflect the occurrence of anticipated or unanticipated events or circumstances.

ii

PART I

ITEM 1. BUSINESS

Overview

Bodhi Tree Biotechnology Inc. (“us,” “our,” “we,” or the “Company”) was incorporated in the State of Delaware on December 12, 2023. We are an early-stage consulting company focused on providing plant-based menu design, recipe development, and vegetarian diet consulting services. Our executive office is located in Danville, California.

We believe that our menu design, recipe development, and consulting services align with increasing consumer interest in flexitarian, vegetarian, and organic lifestyles. Industry studies indicate that consumers increasingly seek healthier recipe options and sustainable dietary habits. Our strategy is to introduce the attributes of a vegetarian lifestyle and build a connection with consumers who value nutritious, sustainably sourced, and plant-based meals and recipes.

To capture this market opportunity, we focus on design and product development, including the creation of distinctive flavor profiles that appeal to a broad range of vegetarian consumers. We create and develop new recipes and menus to address emerging market trends and the growing demand for healthy plant-based options. We also provide dietary consulting services to help customers incorporate vegetarian dietary principles into their daily nutritional routines. We believe that our focus on vegetarian diet culture strengthens our relationships with existing customers and positions us for future customer growth.

We are led by our President and Chief Executive Officer, Xiaohang Wang, who has more than 13 years of experience in the health products industry as a manager and director, and our Chief Financial Officer, Juan Ye, who has served in that capacity at another company since 2019. As an early-stage company, our operations remain limited, and we are not currently subject to any environmental regulations.

OUR SERVICES

Vegetarian Menu and Recipe Design

We provide vegetarian menu and recipe design service to consumers who demand flexitarian, vegetarian and organic lifestyles. Our services focus on the development of plant-based menus and vegetarian recipes designed to meet customer preferences for healthier and more sustainable food options. Various industry studies indicate that consumers want healthier recipe options and to embrace an overall healthier lifestyle. Our operations primarily involve menu planning, recipe formulation and related design services provided on a project-by-project basis.

Our brand strategy is to introduce the positive attributes of a vegetarian lifestyle to build a connection with a broad array of consumers that are seeking delicious, sustainably sourced, vegetarian recipes and menus. We focus on product design and recipe development rather than large-scale commercialization, and our services remain at an early stage of development. To capture this significant market opportunity, we focus on design, product innovation and distinctive flavor profiles that appeal to a broad range of vegetarian consumers. We continue to refine our service offerings based on customer feedback and evolving market demand.

Vegetarian Diet Consulting

We provide consulting services for clients seeking to pursue a healthy lifestyle through vegetarian diets. Our consultancy services are limited in scope and are intended to provide general guidance related to vegetarian dietary practices. Our offerings include research and analysis focused on vegetarian dietary practices, such as nutritional assessments, ingredient sourcing, trend analysis, and ongoing support tailored to our clients’ needs. These services do not constitute medical or clinical nutritional advice.

Additionally, we offer online consulting and planning services to assist clients in developing their vegetarian diet-related goals. These services are intended to provide general information and guidance related to vegetarian dietary practices and do not constitute medical or clinical nutritional advice. Our consulting services remain in the early development phase, and we expect this area to evolve as we gain experience and expand our customer base.

MARKET OPPORTUNITY

Growing consumer interest in health, sustainability, and plant-based living continues to drive demand for vegetarian and plant-based dietary solutions. Food and lifestyle trends indicate increasing adoption of flexitarian and vegetarian habits across multiple demographic groups. We believe that this emerging consumer environment creates opportunities for companies focused on plant-based dietary consulting and recipe development.

Although the market is competitive and highly fragmented, we intend to position ourselves as a specialized service provider with a focus on personalized vegetarian menu design and consulting.

SALES AND MARKETING

Our marketing activities have been limited and have relied primarily on referrals and small-scale outreach. As resources permit, we intend to strengthen our marketing efforts through online initiatives, partnership opportunities, publication of sample menus or recipes, and participation in health or lifestyle events. Our website currently provides general information about our services and may serve as a platform for future customer engagement.

Competition

We compete with individual consultants, wellness and nutrition service providers, content-based recipe platforms, and other companies operating in the broader health and lifestyle sector. Many competitors possess greater resources, more established brand recognition, or larger customer bases. As a small company in the early stages of development, we face substantial competitive challenges; however, we believe our focus on vegetarian dietary principles provides a differentiated service offering.

Government Regulations

We are subject to various federal, state, and local laws applicable to service-oriented businesses. Because we do not provide medical advice or clinical nutritional services, we are not subject to specialized healthcare regulatory frameworks. We monitor regulatory developments relevant to consumer-facing nutritional guidance services.

Intellectual Property

We currently own two registered trademarks, which were approved by the United States Patent and Trademark Office on August 5, 2025, and September 30, 2025, respectively. These trademarks relate to our brand identity and business operations. Other than these trademarks, we do not own any patents, proprietary technologies, or other forms of registered intellectual property. Our operations rely primarily on our expertise in vegetarian dietary planning and customized recipe developments. We may consider protecting additional materials, methods, or content in the future if we develop original content, proprietary materials, or digital products.

Industry Overview

Bodhi Tree operates in an early-stage segment of the food and lifestyle services industry focused on vegetarian recipe development and menu design. This industry intersects with both the rapidly expanding vegetarian food market and the well-established culinary consulting landscape, which is increasingly incorporating vegetarian diet options to cater to evolving consumer preferences.

Consumer interest in health, sustainability, and plant-based eating has increased in recent years, contributing to broader awareness of vegetarian and plant-based dietary practices. Traditional restaurants and individual consumers have explored vegetarian menus and recipes. However, the market for vegetarian recipe development and related consulting services remains fragmented, with service providers ranging from individual consultants to small organizations and online platforms. No single provider currently holds a significant share of this market.

Additionally, individual consumers play a significant role in driving demand for vegetarian recipes and related services as dietary preferences continue to evolve. As more consumers seek healthier, sustainable, and ethical dining options, their preferences influence what restaurants and food brands offer for vegetarian recipes and menus. Service providers in this industry range from individual consultants to small organizations and online platforms offering general guidance and informational resources.

Employees

We do not have any full-time employees apart from our executive officers. Our operations are carried out by management, and we may hire additional personnel as needed as our business expands.

FACILITIES

We do not own or lease any commercial office space. Our executive office in Danville, California is sufficient for our current administrative needs, and our operations require minimal physical infrastructure.

ITEM 1A. RISK FACTORS

We have limited operating history and it is difficult to evaluate our potential for business success.

We have a limited history of operations. As such, we face all the risks inherent in a new business, and there can be no assurance that we will be successful and/or profitable. Our entry into the vegetarian menu and recipe design industry and our lack of a significant operating history makes it difficult to evaluate the risks and uncertainties we face. Our failure to address these risks and uncertainties could cause our business results to suffer.

Because the Company is an “emerging growth company,” the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.”

The Company is an “emerging growth company” as defined under the Jumpstart our Business Startups Act (“JOBS Act”). We will remain an “emerging growth company” for up to five years, or until the earliest of:

(i)	the last day of the first fiscal year in which our total annual gross revenues exceed $1.07 billion,

(ii)	the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or

(iii)	the date on which we have issued more than $1 billion in non-convertible debt during the preceding three-year period.

As an “emerging growth company”, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to:

●	not being required to comply with the auditor attestation requirements of section 404(b) of the Sarbanes-Oxley Act (“Sarbanes Oxley”) (we also will not be subject to the auditor attestation requirements of section 404(b) as long as we are a “smaller reporting company”, which includes issuers that had a public float of less than $75 million as of the last business day of their most recently completed second fiscal quarter);

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and

●	exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

In addition, section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in section 7(a)(2)(B) of the Securities Act of 1933 (the “Securities Act”) for complying with new or revised accounting standards. Under this provision, an emerging growth company can delay the adoption of certain accounting standards until those standards become applicable to private companies. However, we have elected to opt out of this extended transition period and, as a result, the Company will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that the Company’s decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

We may have difficulty raising additional capital, which could deprive us of necessary resources.

We expect to continue devoting significant capital resources to fund our business expansion. In order to support the initiatives envisioned in our business plan, we will need to raise additional funds through the sale of our products, public or private debt or equity financing, collaborative relationships or other arrangements. Our ability to raise additional financing depends on many factors beyond our control, including the state of capital markets, the market price of our common stock and the prospects for the development of competitive products by others. Because our common stock is not listed on a major stock market, many investors may not be willing or allowed to purchase it or may demand steep discounts. Sufficient additional financing may not be available to us or may be available only on terms that would result in further dilution to the current owners of our common stock.

Our management team lacks experience in managing a public company and complying with laws applicable to such a company, the failure of which may adversely affect our business, financial conditions and results of operations.

Our current management team lacks experience in managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. As a public company, we are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the scrutiny of securities analysts and investors, and our management currently has limited experience in complying with such laws, regulations and obligations. Our management team may not successfully or efficiently manage our transition to becoming a public company. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial conditions and results of operations.

We are dependent upon our only key executive who is not bound by any employment agreement nor does the Company maintain director and officers (“D&O”) liability insurance for him.

Our success depends, in part, upon the continued services of the key member of our management. Our executive’s knowledge of the market, our business and our Company represents a key strength of our business, which cannot be easily replicated. The success of our business strategy and our future growth also depend on our ability to attract, train, retain and motivate skilled managerial, sales, administration, development and operating personnel.

There can be no assurance that our existing personnel will be adequate or qualified to carry out our strategy, or that we will be able to hire or retain experienced, qualified employees to carry out our strategy. The loss of our key executive, or the failure to attract and retain additional key personnel, could have a material adverse effect on our business, financial condition and results of operations.

We may be forced to curtail or discontinue operations if we are unable to obtain, on commercially acceptable terms, additional capital that we may require from time to time in the future to finance our operations and growth.

We will need additional capital to continue and expand our operations and to implement our business strategy. If our operations expand faster or at a higher rate than currently anticipated, we may require additional capital sooner than we expect. We also may need to raise additional funds sooner to fund more rapid expansion or the development or enhancement of our existing products and services. We are unable to provide any assurance or guarantee that additional capital will be available when needed by our company or that such capital will be available under terms acceptable to our company or on a timely basis. If additional funds are raised through the issuance of equity, convertible debt or similar securities of our company, the percentage of ownership of our company by our company’s stockholders will be reduced, our company’s stockholders may experience additional dilution, and such securities may have rights or preferences senior to those of our common stock. We are unable to provide any assurance that additional financing will be available on terms favorable to us or at all. If adequate funds are not available or are not available on acceptable terms, our ability to fund our expansion, take advantage of potential opportunities, develop or enhance product and services or otherwise respond to competitive pressures would be limited significantly. This limitation could harm substantially our business, results of operations and financial condition.

We face intense competition and could lose market share to our competitors, which could adversely affect our business, operating results and financial condition.

The industry we operate in is intensely competitive and we face competition from numerous brands that design vegetarian recipes and menus including small and large independent companies. We also face intense competition in the menu design industry with many large and established players who have much larger marketing budgets. Many of these competitors have substantial financial backing and established brand reputation. Competition is based on product availability, product quality, speed of service, price, effective promotions, and the ability to target changing consumer preferences. Failure to compete against other similar companies could have a material adverse effect on our business, financial condition and results of operations.

We also face competition from companies outside of the vegetarian menus design industry. Specifically, competitors that offer similar products or services that focus on health, wellness and sustainability may be used as substitutes for the Company’s products and impact current and future customers. Any potential trends that increase the demand of alternative health-based products could also have a negative effect on the Company’s current and future operations.

Failure to protect our intellectual property could adversely affect our business.

We rely on unpatented proprietary expertise, recipes and formulations and other trade secrets to develop and maintain our competitive position. Our success depends, to a significant degree, upon our ability to protect and preserve our intellectual property. Our employees with access to such information are subject to confidentiality provisions contained in their employment agreements which prohibit them from disclosing information acquired by them during, as a consequence of or in connection with their employment. We rely on these agreements to protect our intellectual property rights. Nevertheless, trade secrets are difficult to protect. Although we attempt to protect our trade secrets, our confidentiality provisions may not effectively prevent disclosure of our proprietary information and may not provide an adequate remedy in the event of unauthorized disclosure of such information.

We have registered our domain name: http://bodhitreegroup.us and completed building our website. We applied for our two trademarks with the United States Patent and Trademark Office on November 18, 2024.

Failure to protect our future trademark rights could prevent us from challenging third parties who use names and logos similar to our trademarks, which may in turn cause consumer confusion or negatively affect consumers’ perception of our brand and products. In addition, if we do not keep our trade secrets confidential, others may produce products with our recipes or formulations. Moreover, intellectual property disputes and proceedings may be protracted with no certainty of success, and an adverse outcome could subject us to liabilities, force us to cease use of certain trademarks or other intellectual property or force us to enter into licenses with others. Any one of these occurrences may have a material adverse effect on our business, results of operations and financial condition.

We may not be able to develop, maintain or enhance our brand.

We believe that building our brand will contribute significantly to the success of our business and thus it will become one of our key competitive advantages. We intend to undertake a number of invest significant capital and other resources to promote our brand. However, our branding efforts may not be successful or may even inadvertently damage our brand. Furthermore, any negative publicity relating to our company and products, regardless of its veracity, could harm our brand image and reputation and even expose us to adverse legal and regulatory consequences. If we are unable to maintain or enhance our brand, eliminate incidents of negative publicity, or manage our marketing and branding spend, our business and results of operations may be materially and adversely affected.

We will need to achieve commercial acceptance of our services to generate revenues and achieve profitability.

Superior competitive services may be introduced, or customer needs may change, which would diminish or extinguish the uses for our products and services. We cannot predict when significant commercial market acceptance for our products and services will develop, if at all, and we cannot reliably estimate the projected size of any such potential market. If markets fail to accept our products and services, then we may not be able to generate revenues from them. Our revenue growth and achievement of profitability will depend substantially on our ability to introduce our current products and services that accepted by customers. If we are unable to cost-effectively achieve acceptance of our products and services by customers, or if our products and services do not achieve wide market acceptance, then our business will be materially and adversely affected.

We may not be successful in introducing new products and services or enhancing our existing products and services.

We intend to continue developing new products and services, as well as further enhancing our existing products and services. This process is subject to risks and uncertainties, such as unexpected technical, operational, logistical or other problems that could delay the process temporarily or permanently. Moreover, we cannot assure you that any of these new products or enhancement of existing products will fulfill customer needs, match the quality or popularity of those developed by our competitors, achieve widespread market acceptance or generate incremental revenues.

If we are unable to develop new products and services or cannot do so in a cost-effective manner or are otherwise unable to manage effectively the operations of those products, our financial condition and results of operations could be adversely affected.

Consumer preferences for our products and services are difficult to predict and may change, and, if we are unable to respond quickly to new trends, our business may be adversely affected.

Our business is focused on the development, marketing, and design of a portfolio of vegetarian menus and recipes as well as vegetarian diet consulting services. Consumer demand could change based on a number of possible factors, including dietary habits and nutritional values, concerns regarding the health effects of ingredients, and shifts in preference for various product attributes. If consumer demand for our products and services decreased, our business and financial condition would suffer. In addition, sales of vegetarian menus and recipes, as well as vegetarian diet consulting services, are subject to evolving consumer preferences to which we may not be able to accurately predict or respond. Consumer trends that we believe favor sales of our products and services could change based on a number of possible factors, including economic factors and social trends. Views towards healthy eating and vegetarian products are trendy in nature, with are constantly changing with consumer perceptions.

Our success depends, in part, on our ability to anticipate the tastes and dietary habits of consumers and other consumer trends and to tailor our products and services such that they appeal to their needs and preferences on a timely and affordable basis. A change in consumer discretionary spending, due to economic downturn or other reasons, may also adversely affect our sales and our business, financial condition and results of operations. A significant shift in consumer demand away from our products and services could reduce sales or market share and the perception of the Bodhi Tree Biotechnology Inc. brand, which would harm our business and financial condition.

Any failure by us to properly price our products and services could have a material adverse effect on our financial condition and results of operations.

We do not have the history with pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers. Our success is dependent, in part, on our ability to make pricing decisions regarding our products and services that, on one hand encourage consumers to buy, yet on the other hand recoup development and other costs associated with those products and services. Products or services that are priced too high will not sell and products or services priced too low will not generate an adequate return. Accordingly, any failure by us to properly price our products or services could have a material adverse effect on our financial condition and results of operations.

Our success depends on the continuing efforts of our senior management team and other key personnel and our business may be harmed if we lose their services.

Our success depends in part on the continued application of services, efforts and motivation of our senior management team and key personnel, including Xiaohang Wang, our Chairman, Chief Executive Officer And President and Juan Ye, our Chief Financial Officer. Both Mr. Wang and Ms. Ye work for other companies and are not our full-time employees. If one or more of our senior management members or key personnel are unable to continue in their present positions, we may not be able to find replacements successfully, and our business may be disrupted.

We will need to continue to hire additional personnel as our business grows. A shortage in the supply of personnel with requisite skills could negatively impact our ability to manage our existing products and services, launch new products and expand our operations. There is competition for experienced personnel in the vegetarian menu and recipe designs industry and key personnel could leave us to join our competitors. Losing the services of our experienced personnel may be disruptive to and cause uncertainty for our business, which may have a material adverse effect on our business, financial condition and results of operations.

If we are unable to build a sufficient distribution network to meet increasing demand of our product and services, our ability to execute on our business plan as outlined in this report will be impaired.

We sell products and services through its direct sales force channels. Although our sales and distribution satisfy existing business needs, they might be insufficient to meet demand for our products and services as we continue to grow the business, which could result in harm to sales and business operations, financial condition and results of operations. To mitigate such risk, we intend to invest internally generated cash from operations and capital to be raised to add additional teams to our direct sales force, expand our geographic reach with new distribution channels and establish more sales online. If planned efforts to expand sales and distribution channels are not effective, our ability to execute business plans and to realize continued growth with be impaired.

We may encounter disputes from time to time relating to the use of third-party intellectual properties.

We cannot assure you that our products or any intellectual property developed or used by us do not or will not infringe the intellectual property rights held by third parties.

As of the date of this report, we are not aware of any ongoing legal proceedings or disputes alleging our infringement of third-party intellectual properties. However, we may encounter disputes from time to time over rights and obligations concerning intellectual property, and we may not prevail in those disputes. Any such intellectual property infringement claim could result in costly litigation and divert our management attention and resources.

We may fail to adequately protect our intellectual property rights, and we may be exposed to intellectual property infringement claims by third parties.

We are in the process of applying for trademarks. We may apply for more intellectual property rights in the future. Our intellectual property rights will distinguish us from our competitors and strengthen our competitive advantages.

Unauthorized use of any of our intellectual property by third parties may adversely affect our business and reputation. We rely on a combination of copyright, trademark and trade secrets laws, and confidentiality agreements with our employees and contractors, to protect our intellectual property rights. We also regularly monitor any infringement or misappropriation of our intellectual property rights. Nevertheless, third parties may obtain and use our intellectual property without due authorization. We may also need to resort to litigation and other legal proceedings to enforce our intellectual property rights. Any such action, litigation or other legal proceedings could result in substantial costs and diversion of our management’s attention and resources and could disrupt our business. In addition, we cannot assure you that we will be able to enforce our intellectual property rights effectively or otherwise prevent others from the unauthorized use of our intellectual property. Failure to adequately protect our intellectual property could materially and adversely affect our business, financial condition and results of operations.

Adverse litigation judgments or settlements resulting from legal or arbitral proceedings in which we may be involved could expose us to monetary damages, equitable restraints or limit our ability to operate our business.

We may become party to litigation from time to time in the ordinary course of business which could adversely affect our business. Should any litigation in which we become involved be determined against us, such a decision could adversely affect our ability to continue operating, and could affect the market price for the common stock, and could use significant resources. Even if we are successful in any litigation, litigation can redirect significant resources and may also create a negative perception of our brand. We may also engage in future litigation in connection with the consulting services agreement. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with our customers and our ability to attract new customers. Litigation could also damage our reputation and brand.

Our business may be materially adversely affected by new outbreaks, or continuation of any existing outbreaks, of any infectious disease and other events.

Any new outbreaks, or continuation of any existing outbreaks, of any infectious disease or other events (such as terrorist attacks, armed conflicts or natural disasters) could adversely affect the economies and financial markets worldwide, and our business and operation could be materially and adversely affected. Furthermore, we may experience disruptions to our operations and lost revenue if our customers experience disruptions within their operations, and we could also be negatively affected if our employees were asked to self-isolate and therefore unable to work. The extent to which any new outbreak or the continuation of any existing situation impacts our business and operation will depend on future developments, which are highly uncertain and cannot be predicted. If any such event (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continues for an extensive period of time, our business, results of operations, financial condition, cash flows and the price of our common stock, may be materially adversely affected.

Our geographic focus makes us particularly vulnerable to economic and other events and trends in the United States.

We operate mainly in the United States and sell our products and services primarily in the United States and, therefore, are particularly susceptible to adverse regulations, economic climate, consumer trends, market fluctuations, and other adverse events in the United States. The concentration of our businesses in the United States could present challenges and may increase the likelihood that an adverse event in the United States would adversely affect our product sales, financial condition and operating results.

Our business could be negatively impacted by changes in the U.S. political environment.

Political developments in the United States may increase regulatory uncertainty and adversely affect our operations. Any of these changes could significantly impact our business as well as the markets in which we compete. Specific legislative and regulatory proposals discussed during this election year that might adversely impact us include, but are not limited to, changes to existing trade agreements, import and export regulations, tariffs, travel restrictions, customs duties, income tax regulations and the federal tax code, public company reporting requirements, environmental regulation, antitrust enforcement and regulation.

To the extent changes in the political environment have a negative impact on us or on our markets, our business, financial condition and results of operations could be adversely affected.

Changes in existing laws or regulations, or the adoption of new laws or regulations may increase costs and otherwise adversely affect our business, results of operations and financial condition.

We and our customers are subject to a variety of laws and regulations. These laws and regulations apply to many aspects of our business, including the composition and ingredients, packaging, labeling, distribution, advertising, sale, quality and safety of products, as well as the health and safety of employees and the protection of the environment.

The regulatory environment in which we operate could change significantly and adversely in the future. Any change in requirements for our products may lead to an increase in costs or interruptions in production, either of which could adversely affect our operations and financial condition. New or revised government laws and regulations could result in additional compliance costs and, in the event of non-compliance, civil remedies, including fines, injunctions, withdrawals, recalls or seizures and confiscations, as well as potential criminal sanctions, any of which may adversely affect our business, results of operations and financial condition.

We have limited insurance coverage with respect to our business and operations.

We are exposed to various risks associated with our business and operations, and we have limited insurance coverage. See “Business—Insurance” for more information. We are exposed to risks including, among other things, accidents or injuries in our facilities, loss of key management and personnel, business interruption, natural disasters, terrorist attacks and social instability or any other events beyond our control. We do not have any business interruption insurance, product liability insurance or key-man life insurance. Any business disruption, legal proceeding or natural disaster or other events beyond our control could result in substantial costs and diversion of our resources, which may materially and adversely affect our business, financial condition and results of operations.

Our employees may engage in misconduct or other improper activities.

Like all companies, we face the risk of employee misconduct or other improper activities. Employee misconduct could include intentional failures to comply with laws and regulations, unauthorized activities, attempts to obtain reimbursement for improper expenses, or submission of falsified time records. Negative press reports regarding employee misconduct could harm our reputation, and if our reputation is negatively affected, our future revenues and growth prospects would be adversely affected. It is not always possible to deter employee misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could harm our business, financial condition, results of operations and our ability to meet our financial obligations.

Our inability to renew existing leases on favorable terms may adversely affect our results of operations.

We operate our main business site located on leased premises. There can be no assurance we will be able to renew our expiring leases after the expiration of all remaining renewal options. As a result, our additional costs may incur to operate our business, including increased rent and other costs related to the negotiation of terms of occupancy of an existing leased premise. If we are unable to renew a lease or determine not to renew a lease, there may be costs related to the relocation and development of a replacement premise or, if we are unable to relocate, reduced revenue.

Risks Relating to Our Common Stock

We have not paid dividends and do not expect to do so in the foreseeable future.

We have not paid any dividends since our incorporation and do not anticipate the payment of dividends in the foreseeable future. At present, our policy is to retain earnings, if any, to develop and market our products. The payment of dividends in the future will depend upon, among other factors, our earnings, capital requirements, and operating financial conditions.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Under U.S. federal securities legislation, our common stock currently constitutes a “penny stock”. Penny stock is any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require that a broker or dealer approve a potential investor’s account for transactions in penny stocks, and the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve an investor’s account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the “SEC”) relating to the penny stock market, which, in highlight form sets forth the basis on which the broker or dealer made the suitability determination. Brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

You may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management named in the report based on foreign laws.

Our Chief Financial Officer is a Chinese national located in China and a substantial portion of her assets are located outside of the United States. As a result, it may be difficult for you to effect service of process upon those persons inside mainland China. It may be difficult for you to enforce judgments obtained in U.S. courts based on civil liability provisions of the U.S. federal securities laws against us and our officers and directors who do not currently reside in the U.S. or have substantial assets in the U.S. In addition, there is uncertainty as to whether the courts of the PRC would recognize or enforce judgments of U.S. courts against us or such persons predicated upon the civil liability provisions of the securities laws of the U.S. or any state.

The recognition and enforcement of foreign judgments are provided for under the PRC Civil Procedures Law. PRC courts may recognize and enforce foreign judgments in accordance with the requirements of the PRC Civil Procedures Law based either on treaties between China and the country where the judgment is made or on principles of reciprocity between jurisdictions. China does not have any treaties or other forms of written arrangements with the United States that provide for the reciprocal recognition and enforcement of foreign judgments. In addition, according to the PRC Civil Procedures Law, the PRC courts will not enforce a foreign judgment against us or our directors and officers if they decide that the judgment violates the basic principles of PRC laws or national sovereignty, security, or public interest. As a result, it is uncertain whether and on what basis a PRC court would enforce a judgment rendered by a court in the United States.

It may also be difficult for you or overseas regulators to conduct investigations or collect evidence within China. For example, in China, there are significant legal and other obstacles to obtaining information needed for shareholder investigations or litigation outside China or otherwise with respect to foreign entities. Although the authorities in China may establish a regulatory cooperation mechanism with counterparts of another country or region to monitor and oversee cross border securities activities, such regulatory cooperation with the securities regulatory authorities in the United States may not be efficient in the absence of a practical cooperation mechanism. Furthermore, according to Article 177 of the PRC Securities Law, or “Article 177,” which became effective in March 2020, no overseas securities regulator is allowed to directly conduct investigations or evidence collection activities within the territory of the PRC. Article 177 further provides that Chinese entities and individuals are not allowed to provide documents or materials related to securities business activities to foreign agencies without prior consent from the securities regulatory authority of the State Council and the competent departments of the State Council. There will be costs and time constraints associated with effecting service of legal process, enforcing foreign judgments or bringing actions in China against us or our management. While detailed interpretation of or implementing rules under Article 177 have yet to be promulgated, the inability for an overseas securities regulator to directly conduct investigation or evidence collection activities within China may further increase difficulties faced by you in protecting your interests.

We depend on our information technology systems, and any failure of these systems could harm our business.

We depend on information technology and telecommunications systems for significant elements of our operations. Information technology and telecommunications systems are vulnerable to damage from a variety of sources, including telecommunications or network failures, malicious human acts and natural disasters.

Moreover, despite network security and back-up measures, some of our servers are potentially vulnerable to physical or electronic break-ins, computer viruses and similar disruptive problems. Despite the precautionary measures we have taken to prevent unanticipated problems that could affect our information technology and telecommunications systems, failures or significant downtime of our information technology or telecommunications systems or those used by our third-party service providers could prevent us from providing support services and product to our customers and managing the administrative aspects of our business. Any disruption or loss of information technology or telecommunications systems on which critical aspects of our operations depend could harm our business.

There is currently no active trading market for our shares of common stock on the OTCQB. You may not be able to sell your shares of common stock if you require funds.

There is currently no active trading market for our Common Stock on the OTCQB. Although our Common Stock is quoted on the OTCQB, there have been no reported trades to date. As a result, any quoted prices for our Common Stock may not reflect an actual market-based valuation of our securities. Investors may experience significant difficulty selling their shares, or may be unable to sell their shares, due to the absence of an active trading market and the limited public float of our Common Stock.

If we fail to remain current on our SEC reporting requirements or fail to comply with the continuing eligibility of OTCQB, we could be removed from the OTCQB marketplace, which would limit the ability of broker-dealers to sell our securities in the secondary market.

Companies trading on the OTCQB must be SEC reporting issuers under Section 12 of the Exchange Act and must be current in their reporting obligations and comply with other continuing eligibility requirements, in order to maintain price quotation privileges on the OTCQB marketplace. If our common stock is removed from OTCQB marketplace, the market liquidity for our securities could be severely and adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market. This may have an adverse material effect on the Company’s business operations.

The sales practice requirements of FINRA may limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

Issuance of stock to fund our operations may dilute your investment and reduce your equity interest.

We may need to raise capital in the future to fund the development of our business. Any equity financing may have significant dilutive effect to stockholders and a material decrease in our stockholders’ equity interest in us. Equity financing, if obtained, could result in substantial dilution to our existing stockholders. At its sole discretion, our board of directors may issue additional securities without seeking stockholder approval, and we do not know when we will need additional capital or, if we do, whether it will be available to us.

Provisions of our charter documents or Delaware law could delay or prevent an acquisition of the Company, even if such an acquisition would be beneficial to our stockholders, which could make it more difficult for you to change management.

Provisions in our certificate of incorporation and our bylaws may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempt by our stockholders to replace or remove our current management by making it more difficult to replace or remove our board of directors. These provisions include:

●	no cumulative voting in the election of directors;

●	the exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director;

●	a requirement that special meetings of stockholders be called only by the board of directors;

●	a notice provision requirement for stockholders to nominate directors;

●	a requirement that our directors may be removed only by a supermajority (two-thirds) vote of the stockholders; and

●	the authority of our board of directors to issue preferred stock with such terms as our board of directors may determine.

In addition, Delaware law prohibits a publicly held Delaware corporation from engaging in a business combination with an interested stockholder, generally a person who, together with its affiliates, owns, or within the last three years has owned, 15% or more of our voting stock, for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. Accordingly, Delaware law may discourage, delay or prevent a change in control of the company. Furthermore, our certificate of incorporation will specify that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for most legal actions involving actions brought against us by stockholders. We believe this provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, the provision may have the effect of discouraging lawsuits against our directors and officers. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that, in connection with any applicable action brought against us, a court could find the choice of forum provisions contained in our certificate of incorporation to be inapplicable or unenforceable in such action.

Risks Related to Our Common Stock

If an active trading market for our common stock develops, the market price of our shares may be volatile and could fluctuate significantly due to factors beyond our control.

The trading price of our common stock is likely to be volatile and could fluctuate widely due to factors beyond our control. This may happen because of broad market and industry factors, including the performance and fluctuation of the market prices of other companies with business operations that have listed their securities in the United States. In addition to market and industry factors, the price and trading volume for our common stock may be highly volatile for factors specific to our own operations, including the following:

●	variations in our revenues, earnings and cash flow;

●	announcements of new investments, acquisitions, strategic partnerships or joint ventures by us or our competitors;

●	announcements of new offerings, solutions and expansions by us or our competitors;

●	changes in financial estimates by securities analysts;

●	detrimental adverse publicity about us, our services or our industry;

●	additions or departures of key personnel; and

●	potential litigation or regulatory investigations.

In the past, shareholders of public companies have often brought securities class action suits against those companies following periods of instability in the market price of their securities. If we were involved in a class action suit, it could divert a significant amount of our management’s attention and other resources from our business and operations and require us to incur significant expenses to defend the suit, which could harm our results of operations. Any such class action suit, whether or not successful, could harm our reputation and restrict our ability to raise capital in the future. In addition, if a claim is successfully made against us, we may be required to pay significant damages, which could have a material adverse effect on our financial condition and results of operations.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

If one or more analysts who cover us downgrade our common stock, the market price for our common stocks would likely decline. If one or more of these analysts cease to cover us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price or trading volume for our common stock to decline.

Negative publicity may harm our brand and reputation and have a material adverse effect on business.

Negative publicity about us, including our services, management, business model and practices, compliance with applicable rules, regulations and policies, or our network partners may materially and adversely harm our brand and reputation and have a material adverse effect on our business. We cannot assure you that we will be able to defuse any such negative publicity within a reasonable period of time, or at all. Additionally, allegations, directly or indirectly against us, may be posted on the internet by anyone on a named or anonymous basis, and can be quickly and widely disseminated. Information posted may be inaccurate, misleading and adverse to us, and it may harm our reputation, business or prospects. The harm may be immediate without affording us an opportunity for redress or correction. Our reputation may be negatively affected as a result of the public dissemination of negative and potentially inaccurate or misleading information about our business and operations, which in turn may materially adversely affect our relationships with our customers, employees or business partners, and adversely affect the price of our common stock.

We will incur increased costs as a result of being a public company, particularly after we cease to qualify as an “emerging growth company.”

As a public company, we incur significant legal, accounting, compliance and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, rules and regulations implemented by the SEC, and the requirements of applicable stock exchanges impose various obligations on the corporate governance and financial reporting practices of public companies.

As a company with less than $1.07 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” under the JOBS Act. As an emerging growth company, we may take advantage of certain reduced reporting requirements that are otherwise applicable to public companies, including the exemption from the auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act regarding internal control over financial reporting.

However, we have elected to opt out of the extended transition period under Section 107 of the JOBS Act for adopting new or revised accounting standards. As a result, we will comply with new or revised accounting standards as they become applicable to public companies. This election is irrevocable.

As we continue to operate as a public company, and particularly once we cease to qualify as an emerging growth company, we expect our compliance costs and administrative burdens to increase materially, which may adversely affect our operating results.

We expect these rules and regulations to increase our legal and financial compliance costs and to make certain corporate activities more time-consuming and costly. After we are no longer an “emerging growth company,” we expect to incur additional significant expenses and devote substantial management effort to ensuring compliance with Section 404 of the Sarbanes-Oxley Act of 2002 and other SEC requirements.

As a public company, we need to increase the number of independent directors and adopt and maintain policies regarding internal controls and disclosure controls and procedures. We also expect that operating as a public company will make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits or incur substantially higher costs to obtain similar coverage.

In addition, we incur, and will continue to incur, additional costs associated with our public company reporting obligations. It may also become more difficult for us to find qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to applicable rules and regulations, and we cannot predict with certainty the amount or timing of additional costs we may incur.

If we fail to establish and maintain proper internal financial reporting controls, our ability to produce accurate financial statements or comply with applicable regulations could be impaired.

We are a public company with limited accounting personnel and other resources with which to address our internal controls and procedures. Our management has not completed an assessment of the effectiveness of our internal controls over financial reporting, and our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting. In the course of auditing our consolidated financial statements for the year ended September 30, 2025, several material weaknesses in our internal control over financial reporting and other control deficiencies were identified. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified to date relate to:

(i)	a lack of accounting staff and resources with appropriate knowledge of U.S. generally accepted accounting principles (“U.S. GAAP”) and SEC reporting and compliance requirements;

(ii)	insufficient documented financial closing policies and procedures;

(iii)	the absence of independent directors and an audit committee;

(iv)	inadequate risk assessment in accordance with the COSO 2013 framework; and

(v)	a lack of an effective review process by the accounting manager, which resulted in material audit adjustments.

Following the identification of these material weaknesses and control deficiencies, we have begun, and plan to continue, undertaking remedial measures. These efforts include:

(i)	hiring additional accounting personnel with relevant U.S. GAAP and SEC reporting experience to strengthen the financial reporting function and implement a financial and system control framework;

(ii)	providing regular U.S. GAAP accounting and financial reporting training for our accounting and finance personnel;

(iii)	establishing an internal audit function and engaging an external consulting firm to assist with Sarbanes-Oxley compliance assessments and internal control improvements; and

(iv)	appointing independent directors, forming an audit committee, and enhancing corporate governance practices.

We intend to implement these remedial measures as resources permit; however, these efforts may not fully address the material weaknesses in our internal control over financial reporting, and we may not be able to conclude that the material weaknesses have been fully remediated. Failure to correct these material weaknesses, or to identify and remediate additional weaknesses, could result in inaccuracies in our financial statements and impair our ability to comply with applicable financial reporting and regulatory filing requirements on a timely basis. As a result, our business, financial condition, results of operations and prospects—and the trading price of our common stock—may be materially and adversely affected. Moreover, ineffective internal control over financial reporting increases the risk of fraud.

In addition, once we cease to be an “emerging growth company” as defined under the JOBS Act, our independent registered public accounting firm will be required to attest to and report on the effectiveness of our internal control over financial reporting. Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue an adverse report if it is not satisfied with our controls or the level at which our controls are documented, designed, implemented or reviewed, or if it interprets relevant requirements differently from us. Furthermore, as a public company, our reporting obligations place a significant burden on our management, operational and financial resources and systems. We may be unable to timely complete evaluations, testing and any necessary remediation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans and objectives of management are forward-looking statements. The words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “may,” “plans,” “projects,” “will,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

We have based these forward-looking statements on our current expectations and projections about future events. Although we believe that the expectations underlying our forward-looking statements are reasonable, these expectations may prove to be incorrect, and all of these statements are subject to risks and uncertainties. Therefore, you should not place undue reliance on our forward-looking statements. We have included important risks and uncertainties in the cautionary statements included in this report, particularly the section titled “Risk Factors”. We believe these risks and uncertainties could cause actual results or events to differ materially from the forward-looking statements that we make. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. Our forward-looking statements do not reflect the potential impact of future acquisitions, mergers, dispositions, joint ventures or investments that we may make. We do not assume any obligation to update any of the forward-looking statements contained herein, whether as a result of new information, future events or otherwise, except as required by law. In the light of these risks and uncertainties, the forward-looking events and circumstances discussed in this report may not occur, and actual results could differ materially from those anticipated or implied in the forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Given the nature and limited scale of our operations, we do not maintain a formal cybersecurity program, dedicated cybersecurity personnel, or standalone cybersecurity policies. Our business does not involve the development, storage, or processing of sensitive personal data, proprietary technology, or large volumes of confidential information.

We primarily rely on commercially available, third-party software and cloud-based service providers to support our business operations. These third-party providers generally maintain their own security features, such as access controls and data protection measures, and we rely on such features to safeguard our limited information systems.

To date, we have not experienced any cybersecurity incidents that have materially affected our business, operations, or financial condition. As our operations evolve, we may consider implementing additional cybersecurity measures as appropriate for the size and complexity of our business.

ITEM 2. PROPERTIES

We do not own any real property. We sublease office space from BEEC Inc. located at 4125 Blackhawk Plaza Circle, Suite 172, Danville, California. The sublease was renewed for a one-year term beginning June 1, 2025 and ending May 31, 2026, and requires monthly rent payments of $900. This office space is adequate for our current administrative needs.

ITEM 3. Legal Proceedings

We are not currently involved in any legal proceedings, and no director, officer, or significant shareholder is a party to any legal proceedings that are adverse to us or that would materially affect our business or financial condition.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was not quoted on the OTC marketplace or any other trading market as of September 30, 2025. As of that date, there had been no trading activity in our common stock, and no active trading market existed. As a result, there was no reliable last sale price or bid-ask quotation available for our common stock as of September 30, 2025.

In October 2025, subsequent to the end of the fiscal year, our common stock was listed on the OTCQB marketplace. However, as of the date of this annual report, trading has not formally commenced, as the Company is still awaiting approval of its DTC application. There can be no assurance that an active or sustained trading market for our common stock will develop.

Because there were no trading activity and no reliable bid-asked quotations available as of the last business day of our most recently completed second fiscal quarter, we are unable to calculate the aggregate market value of our common equity held by non-affiliates.

Holders

As of December 22, 2025, there were 25,441,042 shares of our common stock issued and outstanding. These shares were held of record by approximately 61 stockholders. The number of record holders does not include beneficial owners whose shares are held in nominee or street names through brokers or other financial institutions.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to support the growth and development of our business and do not anticipate paying cash dividends in the foreseeable future. Any future decision to declare dividends will be at the discretion of our board of directors and will depend on our financial condition, operating results, capital requirements, contractual restrictions, and other factors deemed relevant by the board.

Recent Sales of Unregistered Securities

Private Placement

Between August and September 2024, we issued 8,774,375 shares of common stock to 55 individual subscribers at a purchase price of $0.032 per share, for aggregate gross proceeds of $280,780. These shares were also issued to support general working capital needs.

We relied on Section 4(a)(2) of the Securities Act and Regulation S and/or Regulation D for exemption from registration. No underwriters were engaged, and no underwriting discounts or commissions were paid in connection with these transactions.

Issuer Repurchases of Securities

We did not repurchase any of our equity securities during the fiscal year ended September 30, 2025.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Comparison of the year ended September 30, 2025 to the period from inception to September 30, 2024

The following table sets forth key components of our results of operations for the periods indicated:

	For the year ended September 30 2025	For the period from inception to September 30 2024
Revenue	$17,000	$35,000
Cost of revenues	-	-
Gross profit	17,000	35,000

General and administrative expenses	164,618	96,953
Interest income	2	-
Loss before provision for income taxes	(147,616)	(61,953)
Provision for income taxes	2,050
Net Loss	$(149,666)	$(61,953)

Revenues

Revenues were $17,000 for the year ended September 30, 2025 and $35,000 for the period from inception to September 30, 2024.

Cost of Revenues

Cost of revenue was $nil for the year ended September 30, 2025 and $nil for the period from inception to September 30, 2024.

Selling, general and administrative expenses

We recorded $164,618 and $96,953 in selling, general and administrative expenses for the year ended September 30, 2025 and the period from inception to September 30, 2024. These costs mainly consist of professional service from our law firm, auditor and accountant etc.

Net Loss

As a result of the above factors, we had a net loss of $149,666 for the nine months ended September 30, 2025 and $61,953 for the period from inception to September 30, 2024.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of September 30, 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company and are not required to provide the information under this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial statements of Bodhi Tree Biotechnology Inc as of September 30, 2025 and 2024, are appended to this Annual Report beginning on page F-1.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bodhi Tree Biotechnology Inc.

Opinion on the Financial statements

We have audited the accompanying balance sheet of Bodhi Tree Biotechnology Inc. as of September 30, 2025 and 2024, the related statements of operation, stockholders’ equity, and cash flows for the period then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company's auditor since 2024.

PCAOB ID: 2485

Rowland Heights, CA

December 29, 2025

Balance Sheets

	September 30 2025	September 30 2024
ASSETS

Current assets
Cash	$109,404	$259,570
Prepaid Expenses	9,757	9,757
Total assets	$119,161	$269,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Due to related party	$-	$500
Total current liabilities	-	500

Total liabilities	$-	$500

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of September 30, 2025 and 2024	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 25,441,042 shares issued and outstanding as of September 30, 2025 and 2024	2,544	2,544
Additional Paid in Capital	328,236	328,236
Accumulated deficit	(211,619)	(61,953)
Total stockholders’ equity	119,161	268,827

Total liabilities and stockholders’ equity	$119,161	$269,327

The accompanying notes are an integral part of these audited financial statements.

Statements of Operations

	Year ended September 30 2025	For the period from inception to September 30 2024
Service revenue	$17,000	$35,000

General and administrative expenses	164,618	96,953
Loss from operation	(147,618)	(61,953)

Loss before provision for income taxes	(147,618)	(61,953)

Interest income	2	-
Total other income	2	-
Loss before income taxes	(147,616)	(61,953)

Provision for income taxes	2,050	-

Net Loss	$(149,666)	$(61,953)

Basic and diluted loss per common share	$(0.01)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	25,441,042	12,783,908

The accompanying notes are an integral part of the audited financial statements.

Statements of Changes in Shareholder’s Equity
for the year ended September 30, 2025, and the period from inception date to September 30, 2024

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – September 30, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

Net loss	-	-	-	-	-	(149,666)	(149,666)

Balance – September 30, 2025	-	$-	25,441,042	$2,544	$328,236	$(211,619)	$119,161

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 13, 2023 (date of inception)	-	$-	-	$-	$-	$-	$-

Common shares issued to founder	-	-	25,441,042	2,544	328,236	-	330,780

Net loss						(61,953)	(61,953)

Balance – September 30, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

The accompanying notes are an integral part of the audited financial statements.

Statements of Cash Flows

	For the year ended September 30	For the period from inception to September 30
	2025	2024
Cash flows from operating activities:
Net loss	$(149,666)	$(61,953)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Increase in Prepaid Expenses	-	(9,757)
(Decrease) / Increase in Due to related party	(500)	500
Net cash used in operating activities	(150,166)	(71,210)

Cash flows from financing activities
Proceeds from share issuances to founder	-	330,780
Net cash provided by financing activities	-	330,780

Net change in cash	(150,166)	259,570

Cash – Beginning of period	259,570	-

Cash – End of period	$109,404	$259,570

Cash Paid in Interest	$-	$-
Cash Paid in Income tax	$2,050	$-

The accompanying notes are an integral part of the audited financial statements.

Notes to Financial Statements

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

Segment Information

FASB ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the method a company’s management organizes segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manners in which management disaggregates a company. Management determining the Company’s current operations constitutes a single reportable segment in accordance with ASC 280. All customers of the Company reside within the United States, where all revenues were generated for the years ended September 30, 2025 and 2024.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2025 and 2024, the Company has no such contingencies.

Earnings Per Share

Basic earnings per ordinary share are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary share that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the years ended September 30, 2025 and 2024, the Company had no dilutive stocks.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023 -07, effective October 1, 2024, did not have an impact on the financial condition, results of operations, cash flows and disclosures of the Company.

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-09.

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

3. PREPAID EXPENSES

The Company enters a service agreement with BEEC Inc regarding office rental, phone line, bookkeeping, accounting, facility maintenance, board of secretary services, and payment to a director, and etc. The Company pays the relevant fee upfront and amortizes the expense in the reporting period. Prepaid expenses amounted to $9,757 as of September 30, 2025 and 2024.

4. STOCKHOLDERS’ EQUITY

The Company registered at the State of Delaware with authorized numbers of shares of (i) 320,000,000 shares of common stock and (ii) 30,000,000 shares of preferred stock, with $0.0001 par value per share.

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

From August to September of 2024, 8,774,374 common stocks have been issued to 55 individual subscribers at a selling price of $0.032 per share. A total of $280,780 purchase consideration was fully received as of September 30, 2024. As of September 30, 2025 and 2024, 25,441,042 shares of common stocks issued and outstanding.

5. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue. For the years ended September 30, 2025 and 2024, all revenue came from two and three individual customers, respectively, comprising 100% of the total service revenue.

	For the year ended September 30, 2025		For the period from inception to September 30, 2024
Customer A	5,000	29%	-
Customer B	12,000	71%	-
Customer C	-	-	5,000	14%
Customer D	-	-	10,000	29%
Customer E	-	-	20,000	57%
Subtotal	$17,000	100%	35,000	100%

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

As of September 30, 2025, the Company has accumulated deficit of $211,619 and the net loss of year ended September 30, 2025 was $149,666. As the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the net deferred tax asset. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

The following table reconciles the Company’s effective income tax rate for the year ended September 30, 2025 and for the period from inception to September 30, 2024:

	For the year ended September 30	For the period from inception to September 30
	2025	2024
Federal statutory income tax rate	21.0%	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	8.7%	8.7%
Permanent difference (non-deductible expenses)	-%	-%
Change in valuation allowance	(31.1)%	(29.7)%
Effective tax rate	(1.4)%	-%

7. COMMITMENTS AND CONTINGENCIES

Commitment

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California. The term of the sublease is renewed for one year, beginning on June 1st, 2025 and ending on May 31st, 2026. Our monthly rent amounts to $900, payable on the first day of each calendar quarter. The table below sets forth the lease obligations as of September 30, 2025:

Year ended September 30, 2026
Lease of the office space	$7,200

8. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that have occurred after the date of the balance sheet September 30, 2025 and determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2025, the end of the period covered by this Annual Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

Inherent Limitations

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that its objectives will be achieved. Internal controls may also be limited by resource constraints, human error, breakdowns in procedures, and the fact that controls must be adapted to changes in conditions over time. Because of these inherent limitations, there can be no absolute assurance that misstatements will be prevented or detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025, using the criteria set forth in the Internal Control, Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on its assessment, management has concluded that as of September 30, 2025, our disclosure controls and procedures and internal control over financial reporting were not effective.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

ITEM 9B. OTHER INFORMATION

During the year ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. Other than as disclosed in this Annual Report on Form 10-K, there was no information required to be disclosed in a report on Form 8-K during the fourth fiscal quarter that was not previously reported.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information regarding our executive officers and directors:

Name	Age	Position
Xiaohang Wang	57	Chairman, Chief Executive Officer, Treasurer, President, and Director
Juan Ye	45	Chief Financial Officer
Jonathan Ginsberg	35	Director

Our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors and serve at the discretion of the Board.

Xiaohang Wang has served as our chairman of the board, Chief Executive Officer and President of our company since our inception. From August 2017 to September 2024, Mr. Wang served as a Director at Weiyi Biotechnology Company, where he was responsible for market analysis and product planning. Concurrently, Mr. Wang was also serving as the Product Director at Zhejiang Dayin Health Group, overseeing market analysis, development and strategy formulation of vegetarian products. Prior to that, from January 2003 to November 2017, Mr. Wang was the Chief Kitchen Designer at Direct Buy in Canada, where he was responsible for house and kitchen design, valuation, construction, and decoration. From September 1997 to December 2001, Mr. Wang served as a sales manager at Kawasaki Kisen Kaisha, Ltd. in Hangzhou, where he was responsible for market development, strategy formulation, and customer growth. Mr. Wang served as a sales representative at Hangzhou Natural Nutrition and Health Products Company from February 1991 to August 1997, where he was responsible for market analysis, product planning and customer relationships maintaining. Mr. Wang received his bachelor’s degree in Computer Science from Central South University for Nationalities and a degree in Architectural and Building Engineering from British Columbia Institute of Technology in Canada.

Mr. Wang is well qualified to serve on our board of directors due to his significant experience in the health industry.

Juan Ye has served as our Chief Financial Officer since our inception. Ms. Ye has served as Chief Financial Officer at Zhejiang Dayin Elderly Care Service Co., Ltd since December 2019, where she is responsible for financial management and supervision, financial report and analysis, tax planning and declaration, internal control and audit, and financing and investment management. Prior to joining Zhejiang Dayin Elderly Care Service Co., Ms. Ye worked as a staff member at Tiantai County Meteorological Bureau, Zhejiang Province (“Tiantai County Meteorological Bureau”) from February 2003 to August 2017. At Tiantai County Meteorological Bureau, her responsibilities included, but were not limited to, meteorological observation and forecasting, climate monitoring and research, and public education on meteorological science. Ms. Ye received her bachelor’s degree from Zhejiang University.

Jonathan Ginsberg has served as our director since our inception. Mr. Ginsberg has served as the President of BEEC Inc. (BEEC), an education services and technology company in California, which he co-founded in January 2016. At BEEC he leads operations and expansion of student services, with clients in North America, Asia, Oceania and Europe. Mr. Ginsberg also oversees BEEC’s software development department focused on custom learning solutions for schools and institutions. Additionally, he is a Founding Member of BEEC Capital, LLC, an investment and consulting company owned by BEEC Inc. Mr. Ginsberg has served as Chief Operating Officer and a director of Black Hawk Acquisition Corporation (Nasdaq: BKHA), a blank check company that is seeking to consummate an initial business combination, since April 2024. Mr. Ginsberg is also a Director of NP Life Sciences Health Industry Group Inc., an OTCQB-listed company, as well as a director of its subsidiary, GW Health Consulting Management Inc. Mr. Ginsberg also has experience in international trade, education and law. He is active in community leadership, including co-founding a non-profit, Global Friendship City Association (GFCA), where he serves as the Executive Director. GFCA’s mission is to foster subnational relations globally in the areas of commerce, culture, and education. Through his work, Mr. Ginsberg has helped GFCA form international public/private partnerships across North America, Asia and Africa. Mr. Ginsberg received his bachelor’s degree in International Studies from Johns Hopkins University.

Mr. Ginsberg is well qualified to serve on our board of directors due to his significant experience with public companies.

Board Committees

The Company has not established any standing committees of the Board of Directors, including audit, compensation, or nominating committees. Given the size of the Company and the early stage of its operations, the full Board oversees matters relating to director nominations, audit oversight, and executive and director compensation.

Family Relationships

There are no family relationships between any of our officers and directors.

Involvement in Certain Legal Proceedings

Our directors and executive officers have not been involved in any of the following events during the past ten years:

●	Any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities, or banking activities or to be associated with any person practicing in banking or securities activities;

●	Being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	Being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

Director Independence

Our Board of Directors is composed of two (2) members. Because our Common Stock is not listed on a national securities exchange, we are not subject to exchange-mandated director independence requirements. The Board has determined that only one of our directors is independent as that term is defined under NASDAQ Marketplace Rule 5605(a)(2). In making this determination, the Board considered all relationships between each director and the Company, including information provided in director and officer questionnaires regarding employment, business, familial, compensation, and other relevant relationships.

Term of Office

Our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. Our officers are elected by the Board of Directors and serve at the discretion of the Board.

Code of Ethics

We have adopted a Code of Ethics that applies to our directors, officers, and all employees. It also may be obtained free of charge by writing to Bodhi Tree Biotechnology Inc., Attn: President, 4125 Blackhawk Plaza Circle, Suite 172, Danville, CA 94506.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by, or paid to our Chief Executive Officer and our other executive officer during the fiscal year ended September 30, 2025 (each, a “Named Executive Officer”).

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Xiaohang Wang,	2025	0	0	0	0	0	0	0	0
Chief Executive Officer, President, Treasurer, and Director	2024	0	0	0	0	0	0	0	0

Juan Ye	2025	0	0	0	0	0	0	0	0
Chief Financial Officer	2024	0	0	0	0	0	0	0	0

Compensation of Directors

Name	Year	Paid in Cash	Stock Awards	Total
Xiaohang Wang	2025	0
	2024	0	$0	$0

Jonathan Ginsberg	2025	0	$0	$0
	2024	0

During the fiscal year ended September 30, 2025, the Company did not pay any cash compensation or grant any equity awards to its directors solely for their services as directors. However, Jonathan Ginsberg, a director of the Company, received compensation pursuant to a separate services agreement under which he provided consulting services to the Company. Such compensation was not paid in connection with his service as a director.

The aggregate amount paid to Mr. Ginsberg under such services agreement during fiscal year 2025 was $13,200.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

None of our executive officers are party to any employment agreement with us.

Director Agreements

Pursuant to a Service Agreement our director, Jonathan Ginsberg, receives $1,100 per month as compensation for his service on our board. The Service Agreement remains in effect, and the Company continues to make such payments as of the date of this Annual Report. Such payments are made pursuant to a service agreement and are not paid solely for service as a director. Mr. Ginsberg is the Chief Operating Officer of BEEC Inc., which is a party to the Service Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of Common Stock as of December 22, 2025 by (i) each of our current directors, (ii) each of the Named Executive Officers, (iii) all of our current directors and executive officers as a group, and (iv) each person (or group of affiliated persons) known to us who owns more than 5% of our outstanding Common Stock.

The beneficial ownership of our Common Stock is determined in accordance with the rules of the SEC. Under these rules, a person is deemed to be a beneficial owner of a security if that person directly or indirectly has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the SEC rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary interest.

Unless otherwise indicated, each beneficial owner listed below has sole voting and investment power with respect to the shares beneficially owned. The percentage of shares beneficially owned is based on 25,441,042shares of Common Stock issued and outstanding as of December 22, 2025, as reflected in our audited financial statements.

Class	Owner	# of Shares Beneficially Owned	% of Class
	Executive Officers
Common	Xiaohang Wang(1)	11,666,667	48.6%
Common	Juan Ye(2)	0	0%
Common	Jonathan Ginsberg(3)	10,000	<1%
Common	All Officers and Directors as a Group (3 persons)	11,676,667	48.6%

5% Holders
Common	Xiaohang Wang(4)	11,666,667	48.6%
Common	Yun Xia	1,500,000	5.9%
Common	Zufu Zhou	2,656,250	10.4%
Common	Xinfeng Sun	2,500,000	9.8%

*	Less than 1%

(1)	Mr. Wang is an executive officer and director.
(2)	Ms. Ye is an executive officer but is not a director. She does not beneficially own any shares of Common Stock.
(3)	Mr. Ginsberg is a director but is not an executive officer. He beneficially owns 10,000 shares of Common Stock.
(4)	Represents Common Stock held directly by Mr. Wang. To the Company’s knowledge, the shareholders listed in the table are the only person who beneficially own more than 5% of the outstanding Common Stock.

Change-in-Control Agreements

The Company does not have any change-in-control agreements with any of its executive officers.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as disclosed below, since the beginning of the fiscal year ended September 30, 2025, there have been no transactions, and no proposed transactions, in which the Company was or is to be a participant, the amount involved exceeded the lesser of $120,000 or 1% of the average of our total assets, and in which any related person had or will have a direct or indirect material interest.

For purposes of this Item, a “related person” includes:

●	any director or officer of the Company;

●	any proposed director or officer of the Company;

●	any person who beneficially owns, directly or indirectly, more than 5% percent of the voting rights attached to our Common Stock; or

●	any member of the immediate family of any of the foregoing persons (including a spouse, parents, children, siblings, and in-laws).

Pursuant to a Service Agreement by and between the Company and BEEC Inc., (“BEEC”) we have sub-leased a section of office space from BEEC located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California at a rate of $900 per month, which is payable every three months. The term is for one year and expires on May 31, 2026. The lease will automatically renew each yearly anniversary unless either party chooses, in writing, to terminate. BEEC must give the Company 2 months’ notice in the event of an eviction. BEEC also receives the following fees from the Company: (i) $180 set up fee and $44 monthly fee for phone line services, (ii) $470 for signage and to be listed in the building’s directory, (iii) $2300 on a yearly basis for bookkeeping services, (iv) $3,100 on a quarterly basis for accounting services, (v) $130 per quarter for facility maintenance, and (vi) $4,700 on a quarterly basis for secretary services.

During the fiscal year ended September 30, 2025, the Company paid Jonathan Ginsberg, a director of the Company, approximately $1,100 per month for advisory services. These payments were made pursuant to an informal arrangement, and no written consulting agreement is currently in place. Mr. Ginsberg did not receive any cash compensation, equity awards, or other compensation for his service as a director.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Fees Paid to Independent Registered Public Accounting

The following table presents the aggregate fees billed by our independent registered public accounting firm, Simon & Edward, LLP, for the fiscal years ended September 30, 2025 and September 30, 2024:

	2025	2024
Audit fees	$25,500	$34,000
Total fees	$25,500	$34,000

Audit Fees consist of fees for professional services rendered for the audit of our financial statements included in our Annual Report on Forms 10-K and for the review of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Administration of the Engagement; Pre-Approval of Audit and Permissible Non-Audit Services

We do not currently have a separately designated audit committee. Accordingly, our full Board of Directors is responsible for the appointment, compensation, retention, and oversight of the work of our independent registered public accounting firm. Until an audit committee is established, there are no formal pre-approval policies or procedures, and all audit and permissible non-audit services are approved directly by the Board.

The percentage of hours expended on the principal accountant’s engagement to audit the Company’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees was 0%.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this report.

(i)	Financial Statements - see Item 8. Financial Statements and Supplementary Data

(ii)	Financial Statement Schedules – None

(Financial statement schedules have been omitted either because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or notes thereto.)

(iii)	Report of Independent Registered Public Accounting Firm.

(iv)	Notes to Financial Statements.

(b)	Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of this Annual Report.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BODHI TREE BIOTECHNOLOGY INC.

Dated: December 29, 2025	By:	/s/ Xiaohang Wang
Xiaohang Wang
Chairman, Chief Executive Officer and President (Principal Executive Officer)

	By:	/s/ Juan Ye
Juan Ye
Chief Financial Officer (Principal Accounting and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: December 29, 2025	By:	/s/ Xiaohang Wang
Xiaohang Wang, Director

Dated: December 29, 2025	By:	/s/ Juan Ye
Juan Ye, Chief Financial Officer

Dated: December 29, 2025	By:	/s/ Jonathan Ginsberg
Jonathan Ginsberg, Director