Form 10-Q
period 2026-03-31
Bodhi Tree Biotechnology Inc
filed 2026-05-14
CIK 2041531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

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

As of May 14, 2026, 25,441,042 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Bodhi Tree Biotechnology Inc.

FORM 10-Q FOR QUARTER ENDED MARCH 31, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BODHI TREE BIOTECHNOLOGY INC.
BALANCE SHEETS

	March 31 2026	September 30 2025
	(Unaudited)
ASSETS
Current assets
Cash	$22,750	$109,404
Prepaid Expenses	17,767	9,757
Total assets	$40,517	$119,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrual	$3,500	$-
Total current liabilities	3,500	-

Total liabilities	$3,500	$-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of March 31, 2026 and September 30, 2025	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 25,441,042 shares issued and outstanding as of December 31, 2025 and September 30, 2025	2,544	2,544
Additional Paid in Capital	328,236	328,236
Accumulated deficit	(293,763)	(211,619)
Total stockholders’ equity	37,017	119,161

Total liabilities and stockholders’ equity	$40,517	$119,161

The accompanying notes are an integral part of these financial statements.

BODHI TREE BIOTECHNOLOGY INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the six months ended March 31		For the three months ended March 31
	2026	2025	2026	2025
Revenue	$15,000	$5,000	$15,000	$-

General and administrative expenses	95,883	121,956	42,934	52,179
Loss from operation	(80,883)	(116,956)	(27,934)	(52,179)

Loss before provision for income taxes	(80,883)	(116,956)	(27,934)	(52,179)

Interest income	2	1	2	1
Total other income	2	1	2	1
Loss before income taxes	(80,881)	(116,955)	(27,932)	(52,178)

Provision for income taxes	1,263	1,250	1,263	1,250

Net loss	$(82,144)	$(118,205)	$(29,195)	$(53,428)

Comprehensive loss	$(82,144)	$(118,205)	$(29,195)	$(53,428)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	25,441,042	25,441,042	25,441,042	25,441,042

The accompanying notes are an integral part of the unaudited financial statements.

BODHI TREE BIOTECHNOLOGY INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(Unaudited)
For the six months ended March 31, 2026 and 2025

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – October 1, 2025	-	$-	25,441,042	$2,544	$328,236	$(211,619)	$119,161

Net loss	-	-	-	-	-	(82,144)	(82,144)

Balance – March 31, 2026	-	$-	25,441,042	$2,544	$328,236	$(293,763)	$37,017

	Preferred stock		Common stock		Additional Paid-in	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – October 1, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

Net loss	-	-	-	-	-	(118,205)	(118,205)

Balance – March 31, 2025	-	$-	25,441,042	$2,544	$328,236	$(180,158)	$150,622

The accompanying notes are an integral part of the unaudited financial statements.

BODHI TREE BIOTECHNOLOGY INC.

STATEMENT OF CASH FLOWS

(Unaudited)

For the six months ended March 31, 2026 and 2025

	For the six months ended March 31
	2026	2025
Cash flows from operating activities:
Net loss	$(82,144)	$(118,205)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid Expenses	(8,010)	3,300
Due to related party		(500)
Accrual	3,500	-
Net cash used in operating activities	(86,654)	(115,405)

Net change in cash	(86,654)	(115,405)

Cash – Beginning of period	109,404	259,570

Cash – End of period	$22,750	$144,165

Cash Paid in Interest	$-	$-
Cash Paid in Income tax	$1,263	$1,250

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended September 30, 2025, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended September 30, 2025.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2026, the Company has no such contingencies.

Earnings Per Share

Basic earnings per ordinary share are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary share that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the six months ended March 31, 2026, the Company had no dilutive stocks.

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

3. PREPAID EXPENSES

As of March 31, 2026 and September 30, 2025, prepaid expenses amounted to $17,767 and $9,757, respectively. Prepaid expenses consist of the following:

	March 31, 2026	September 30, 2025
	(Unaudited)	(Audited)
Prepayment to OTCQB annual fee (unamortized portion)	$8,010	$-
Upfront fee to BEEC Inc. (unamortized portion)	9,757	9,757
Total	$17,767	$9,757

The Company enters a service agreement with BEEC Inc regarding office rental, phone line, bookkeeping, accounting, facility maintenance, board of secretary services, and payment to a director, and etc. The Company pays the relevant fee upfront and amortizes the expense in the reporting period.

4. ACCRUED LIABILITIES

As of March 31, 2026, accrual is amounted to $3,500 for quarterly review fee.

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

From August to September of 2024, 8,774,374 common stocks have been issued to 55 individual subscribers at a selling price of $0.032 per share. A total of $280,780 purchase consideration was fully received as of September 30, 2024. As of March 31, 2026 and September 30, 2025, 25,441,042 shares of common stocks issued and outstanding.

6. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue. For the six months ended March 31, 2026 and 2025, all revenue came from one individual customer, respectively, comprising 100% of the total service revenue.

	For six months ended March 31
	2026		2025
Customer A	15,000	100%	-	-
Customer B	-	-	5,000	100%
Total	$15,000	100%	5,000	100%

	For three months ended March 31
	2026		2025
Customer A	15,000	100%	-	-

Total	$15,000	100%	-	-

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

As of March 31, 2026, the Company has accumulated deficit of $293,763 and the net loss of the six months ended March 31, 2026 was $82,144. As the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the accumulated net deferred tax asset at both Federal and State levels. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

The following table reconciles the Company’s effective income tax rate for the six months ended March 31, 2026 and 2025:

	For the six months ended March 31
	2026	2025
Federal statutory income tax rate	21.0%	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	8.7%	8.7%
Permanent difference (non-deductible expenses)	-%	-%
Change in valuation allowance	(31.3)%	(30.8)%
Effective tax rate	(1.6)%	(1.1)%

8. COMMITMENTS AND CONTINGENCIES

Commitment

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California. The term of the sublease is renewed for one year, beginning on June 1st, 2025 and ending on May 31st, 2026. Our monthly rent amounts to $900, payable on the first day of each calendar quarter. The table below sets forth the lease obligations as of March 31, 2026.

Six months ended March 31, 2026
Lease of the office space	$1,800

9. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after the date of the balance sheet through May 15, 2026 and determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

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

Results of Operations

Comparison of the six months ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the periods indicated:

	For the six months ended March 31
	2026	2025
Revenue	$15,000	$5,000
Cost of revenues	-	-
Gross profit	15,000	5,000

General and administrative expenses	95,883	121,956
Interest income	2	1
Loss before provision for income taxes	(80,881)	(116,955)
Provision for income taxes	1,263	1,250
Net Loss	$(82,144)	$(118,205)

Revenues

Revenues were $15,000 and $5,000 for the six months ended March 31, 2026 and 2025.

Cost of Revenues

Cost of revenue was $nil for the six months ended March 31, 2026 and 2025.

Selling, general and administrative expenses

We recorded $95,883 and $121,956 in selling, general and administrative expenses for the six months ended March 31, 2026 and 2025. These costs mainly consist of professional service from our law firm, auditor and accountant, and payment to OCTOB etc.

Net Loss

As a result of the above factors, we had a net loss of $82,144 and $118,205 for the six months ended March 31, 2026 and 2025.

Comparison of the three months ended March 31, 2026 and 2025

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended March 31
	2026	2025
Revenue	$15,000	$-
Cost of revenues	-	-
Gross profit	15,000	-

General and administrative expenses	42,934	52,179
Interest income	2	1
Loss before provision for income taxes	(27,932)	(52,178)
Provision for income taxes	1,263	1,250
Net Loss	$(29,195)	$(53,428)

Revenues

Revenues were $15,000 and $nil for the three months ended March 31, 2026 and 2025.

Cost of Revenues

Cost of revenue was $nil for the three months ended March 31, 2026 and 2025.

Selling, general and administrative expenses

We recorded $42,934 and $52,179 in selling, general and administrative expenses for the three months ended March 31, 2026 and 2025. These costs mainly consist of professional service from our law firm, auditor and accountant, and payment to OCTOB etc.

Net Loss

As a result of the above factors, we had a net loss of $29,195 and $53,428 for the three months ended March 31, 2026 and 2025.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the six months ended March 31
	2026	2025
Net cash used in:
Operating activities	$(86,654)	$(115,405)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$(86,654)	$(115,405)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 totalled $86,654. Operating activities consisted primarily of net loss adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities. Cash used during the period is mainly relating to payment to professional accounting firm and law firm, and relating operating expense, such as rent, payment to director, bookkeeper, etc.

Investing Activities

There were no investing activities for the three months ended March 31, 2026 and 2025.

Financing Activities

There were no financing activities for the three months ended March 31, 2026 and 2025.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of March 31, 2026 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended March 31, 2026, the Company’s application to have its common stock quoted on the OTCQB Venture Market was approved. In connection with the OTCQB listing requirements, the Company removed restrictive legends from certain shares of its common stock in order to increase its public float. There were no other material developments during the period covered by this report that are required to be disclosed under this Item.

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

Date: May 14, 2026

Bodhi Tree Biotechnology Inc.

By:	/s/ Xiaohang Wang
Name:	Xiaohang Wang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Bodhi Tree Biotechnology Inc.

By:	/s/ Juan Ye
Name:	Juan Ye
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)