Form 10-Q
period 2026-06-30
Bodhi Tree Biotechnology Inc
filed 2026-08-14
CIK 2041531

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

As of August 14, 2026, 25,441,042 shares of common stock, par value $0.0001 per share, were issued and outstanding.

Bodhi Tree Biotechnology Inc.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2026

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BODHI TREE BIOTECHNOLOGY INC.
BALANCE SHEETS

	June 30 2026	September 30 2025
	(Unaudited)
ASSETS
Current assets
Cash	$3,986	$109,404
Prepaid Expenses	14,337	9,757
Total assets	$18,323	$119,161

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrual	$3,500	$-
Customer Advances	1,000	-
Total current liabilities	4,500	-

Total liabilities	$4,500	$-

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 30,000,000 shares authorized, no shares issued and outstanding as of June 30, 2026 and September 30, 2025	$-	$-
Common stock, $0.0001 par value, 320,000,000 shares authorized, 25,441,042 shares issued and outstanding as of June 30, 2026 and September 30, 2025	2,544	2,544
Additional Paid in Capital	328,236	328,236
Accumulated deficit	(316,957)	(211,619)
Total stockholders’ equity	13,823	119,161

Total liabilities and stockholders’ equity	$18,323	$119,161

The accompanying notes are an integral part of these financial statements.

BODHI TREE BIOTECHNOLOGY INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	For the nine months ended June 30		For the three months ended June 30
	2026	2025	2026	2025
Revenue	$25,000	$5,000	$10,000	$-

General and administrative expenses	129,078	141,931	33,195	19,975
Loss from operation	(104,078)	(136,931)	(23,195)	(19,975)

Loss before provision for income taxes	(104,078)	(136,931)	(23,195)	(19,975)

Interest income	3	2	1	1
Total other income	3	2	1	1
Loss before income taxes	(104,075)	(136,929)	(23,194)	(19,974)

Provision for income taxes	1,263	2,050	-	800

Net loss	$(105,338)	$(138,979)	$(23,194)	$(20,774)

Comprehensive loss	$(105,338)	$(138,979)	$(23,194)	$(20,774)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares used in per share calculations – basic and diluted	25,441,042	25,441,042	25,441,042	25,441,042

The accompanying notes are an integral part of the unaudited financial statements.

BODHI TREE BIOTECHNOLOGY INC.

STATEMENTS OF CHANGES OF STOCKHOLDERS’ EQUITY

(Unaudited)
For the nine months and three months ended June 30, 2026 and 2025

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – October 1, 2025	-	$-	25,441,042	$2,544	$328,236	$(211,619)	$119,161

Net loss	-	-	-	-	-	(105,338)	(105,338)

Balance – June 30, 2026	-	$-	25,441,042	$2,544	$328,236	$(316,957)	$13,823

	Preferred stock		Common stock		Additional Paid-in	Accumulated Earnings/	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	(Deficit)	Equity
Balance – October 1, 2024	-	$-	25,441,042	$2,544	$328,236	$(61,953)	$268,827

Net loss	-	-	-	-	-	(138,979)	(138,979)

Balance – June 30, 2025	-	$-	25,441,042	$2,544	$328,236	$(200,932)	$129,848

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 1, 2026	-	$-	25,441,042	$2,544	$328,236	$(293,763)	$37,017

Net loss	-	-	-	-	-	(23,194)	(23,194)

Balance – June 30, 2026	-	$-	25,441,042	$2,544	$328,236	$(316,957)	$13,823

	Preferred stock		Common stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – April 1, 2025	-	$-	25,441,042	$2,544	$328,236	$(180,158)	$150,622

Net loss	-	-	-	-	-	(20,774)	(20,774)

Balance – June 30, 2025	-	$-	25,441,042	$2,544	$328,236	$(200,932)	$129,848

The accompanying notes are an integral part of the unaudited financial statements.

BODHI TREE BIOTECHNOLOGY INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

For the nine months ended June 30, 2026 and 2025

	For the nine months ended June 30
	2026	2025
Cash flows from operating activities:
Net loss	$(105,338)	$(138,979)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Prepaid Expenses	(4,580)	(575)
Customer Advances	1,000	-
Accrual	3,500	-
Due to related party	-	(500)
Net cash used in operating activities	(105,418)	(140,054)

Net change in cash	(105,418)	(140,054)

Cash – Beginning of period	109,404	259,570

Cash – End of period	$3,986	$119,516

Cash Paid in Interest	$-	$-
Cash Paid in Income tax	$1,263	$2,050

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

Going Concern

In accordance with ASC 205-40, the Company evaluated whether conditions and events, considered in the aggregate, raise substantial doubt about its ability to continue as a going concern within one year after issuance of these financial statements. Near-term liquidity constraints, including recurring operating losses and negative cash flows, create conditions that would otherwise raise substantial doubt.

The Company secured a written financial support letter from its majority shareholder, who commits to supply sufficient funding through unsecured loans to cover the Company’s foreseeable working capital and payment obligations over the assessment period. The financial statements have been prepared on a going concern basis and do not reflect any adjustments should the going concern assumption no longer be appropriate. Based on management’s assessment of the shareholder’s intent and financial capability to honor this commitment, management determined that substantial doubt regarding the Company’s ability to continue as a going concern is alleviated. The financial statements have been prepared on a going concern basis and do not reflect any adjustments should the going concern assumption no longer be appropriate.

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

Segment Information

The Company has determined that it operates as a single operating and reportable segment in accordance with ASC 280, Segment Reporting. The Company’s Chief Operating Decision Maker (“CODM”), its executive management committee, allocates resources and assesses performance based on operating results. Accordingly, the Company has one reportable segment.

The Company adopted ASU 2023-07, Improvements to Reportable Segment Disclosures, effective October 1, 2024. Adoption of the standard did not have a material impact on the Company’s financial condition, results of operations, cash flows, or disclosures.

For the three and nine months ended June 30, 2026 and 2025, substantially all revenues were generated from customers located in the United States and Hong Kong.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2026, the Company has no such contingencies.

Earnings Per Share

Basic earnings per ordinary share are computed by dividing net income attributable to ordinary shareholders by the weighted-average number of ordinary shares outstanding during the period. Diluted earnings per share is computed by dividing net income attributable to ordinary shareholders by the sum of the weighted average number of ordinary share outstanding and of potential ordinary share (e.g., convertible securities, options and warrants) as if they had been converted at the beginning of the periods presented, or issuance date, if later. Potential ordinary share that has an anti-dilutive effect (i.e., those that increase income per share or decrease loss per share) are excluded from the calculation of diluted loss per share. For the nine months ended June 30, 2026, the Company had no dilutive stocks.

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

In November 2024, the FASB issued ASU No. 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40). The ASU requires disclosure of specified information about certain costs and expenses. This includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. In January 2025, the FASB issued ASU 2025-01, which revises the effective date of ASU 2024-03, “to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.” Entities within the ASU’s scope are permitted to early adopt the ASU. This ASU will likely result in the required additional disclosures being included in our financial statements once adopted.

The Company’s management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statement presentation or disclosures.

3. PREPAID EXPENSES

As of June 30, 2026 and September 30, 2025, prepaid expenses amounted to $14,337 and $9,757, respectively. Prepaid expenses consist of the following:

	June 30, 2026	September 30, 2025
	(Unaudited)	(Audited)
Prepayment to OTCQB annual fee (unamortized portion)	$10,332	$-
Upfront fee to BEEC Inc (unamortized portion)	4,005	9,757
Total	$14,337	$9,757

The Company enters a service agreement with BEEC Inc regarding office rental, phone line, bookkeeping, accounting, facility maintenance, board of secretary services, and payment to a director, and etc. The Company pays the relevant fee upfront and amortizes the expense in the reporting period.

4. ACCRUED LIABILITIES

As of June 30, 2026, accrual liabilities consisted of $3,500 for quarterly review fee.

5. CUSTOMER ADVANCES

Under the July 1, 2026 Trademark License Agreement, a company (the Licensee) paid a one-time USD 1,000 fixed fee for a limited worldwide trademark license expiring October 31, 2026 for demo use only.

6. STOCKHOLDERS’ EQUITY

The Company registered at the State of Delaware with a total authorized number of shares of stock – 350,000,000, which shall consist of (i) 320,000,000 shares of common stock and (ii) 30,000,000 shares of preferred stock, with $0.0001 par value per share. As of June 30, 2026 and September 30, 2025, 25,441,042 shares of common stocks issued and outstanding.

7. CONCENTRATION OF RISK

There is a concentration of risk associated with the Company’s services revenue.

	For nine months ended June 30
	2026		2025
Customer A	15,000	60%	-	-
Customer B	10,000	40%	-	-
Customer C	-	-	5,000	100%
Total	$25,000	100%	5,000	100%

8. INCOME TAX

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

As of June 30, 2026, the Company has accumulated deficit of $316,957 and the net loss of the nine months ended June 30, 2026 was $105,338. As the management is not yet able to reliably estimate when the Company will generate profits that would enable the Company to make use of such potential future tax benefits. Consequently, a valuation allowance has been set up for the entire amount of the accumulated net deferred tax asset at both Federal and State levels. Management continually assesses its future earnings potential and related tax impacts. If circumstances change in the future that will enable Management to accurately forecast future profits, the Company may carryover of such tax assets.

The following table reconciles the Company’s effective income tax rate for the nine months ended June 30, 2026 and 2025:

	For the nine months ended June 30
	2026	2025
Federal statutory income tax rate	21.0%	21.0%
State statutory income tax rate, net of effect of state income tax deductible to federal income tax	8.7%	8.7%
Permanent difference (non-deductible expenses)	-%	-%
Change in valuation allowance	(30.91)%	(31.2)%
Effective tax rate	(1.21)%	(1.50)%

9. COMMITMENTS AND CONTINGENCIES

Commitment

We have leased a section of the office space rented by BEEC, Inc. located at 4125 Blackhawk Plaza Circle Suite 172, Danville, California. The term of the sublease will be renewed automatically for one year upon expiration. The renewed agreement is for one year, beginning on June 1st, 2026 and ending on May 31st, 2027. Our monthly rent amounts to $900, payable on the first day of each calendar quarter. The table below sets forth the lease obligations as of June 30, 2026.

Nine months ended June 30, 2026
Lease of the office space	$9,900

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events that occurred after the date of the balance sheet through August 14, 2026. On July 29, 2026, the Company entered into a product sampling, trial production and delivery agreement with a third party company, with a total contract amount of $161,491. Delivery under the agreement is scheduled to be completed by the end of August 2026. The Company determined that no subsequent events require recognition or disclosure to the financial statements other than the above matter.

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

Results of Operations

Comparison of the nine months ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations for the periods indicated:

	For the nine months ended June 30
	2026	2025
Revenue	$25,000	$5,000
Cost of revenues	-	-
Gross profit	25,000	5,000

General and administrative expenses	129,078	141,931
Interest income	3	2
Loss before provision for income taxes	(104,075)	(136,929)
Provision for income taxes	1,263	2,050
Net Loss	$(105,338)	$(138,979)

Revenues

Revenues were $25,000 and $5,000 for the nine months ended June 30, 2026 and 2025.

Cost of Revenues

Cost of revenue was $nil for the nine months ended June 30, 2026 and 2025.

Selling, general and administrative expenses

We recorded $129,078 and $141,931 in selling, general and administrative expenses for the nine months ended June 30, 2026 and 2025. These costs mainly consist of professional service from our law firm, auditor and accountant, and payment to OCTOB etc.

Net Loss

As a result of the above factors, we had a net loss of $105,338 and $138,979 for the nine months ended June 30, 2026 and 2025.

Comparison of the three months ended June 30, 2026 and 2025

The following table sets forth key components of our results of operations for the periods indicated:

	For the three months ended June 30
	2026	2025
Revenue	$10,000	$-
Cost of revenues	-	-
Gross profit	10,000	-

General and administrative expenses	33,195	19,975
Interest income	1	1
Loss before provision for income taxes	(23,194)	(19,974)
Provision for income taxes	-	800
Net Loss	$(23,194)	$(20,774)

Revenues

Revenues were $10,000 and $nil for the three months ended June 30, 2026 and 2025.

Cost of Revenues

Cost of revenue was $nil for the three months ended June 30, 2026 and 2025.

Selling, general and administrative expenses

We recorded $33,195 and $19,975 in selling, general and administrative expenses for the three months ended June 30, 2026 and 2025. These costs mainly consist of professional service from our law firm, auditor and accountant, and payment to OCTOB etc.

Net Loss

As a result of the above factors, we had a net loss of $23,194 and $20,774 for the three months ended June 30, 2026 and 2025.

Cash Flows

The following table presents the major components of net cash flows used in and provided by operating, investing and financing activities for the periods presented:

	For the nine months ended June 30
	2026	2025
Net cash used in:
Operating activities	$(105,418)	$(140,054)
Investing activities	-	-
Financing activities	-	-
Net increase in cash and cash equivalents	$(105,418)	$(140,054)

Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2026 totaled $105,418. Operating activities consisted primarily of net loss adjusted for certain non-cash items. In addition, operating cash flows included the effect of changes in operating assets and liabilities. Cash used during the period is mainly relating to payment to professional accounting firm and law firm, and relating operating expense, such as rent, payment to director, bookkeeper, etc.

Investing Activities

There were no investing activities for the nine months ended June 30, 2026 and 2025.

Financing Activities

There were no financing activities for the nine months ended June 30, 2026 and 2025.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of June 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Evaluation of Disclosure Controls and Procedures

The evaluation of our disclosure controls by our principal executive officer included a review of the controls’ objectives and design, the operation of the controls, and the effect of the controls on the information presented in this Quarterly Report. Based on our management’s evaluation, our Chief Executive Officer, has concluded that as of such date, our disclosure controls were not, in design and operation, effective at a reasonable assurance level due to the material weaknesses in internal control over financial reporting. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Also, projections of any evaluation of the disclosure controls and procedures to future periods are subject to the risk that the disclosure controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were material weakness in our internal controls over Financial reporting as of June 30, 2026 and they were therefore not as effective as they could be to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The material weakness in our controls and procedure were lack of US GAAP knowledge and segregation duties. Management does not believe that any of these material weaknesses materially affected the results and accuracy of its financial statements. However, in view of this discovery of such weaknesses, management has begun a review to improve them.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ending June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended June 30, 2026, the Company’s application to have its common stock quoted on the OTCQB Venture Market was approved. In connection with the OTCQB listing requirements, the Company removed restrictive legends from certain shares of its common stock in order to increase its public float. There were no other material developments during the period covered by this report that are required to be disclosed under this Item.

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

Date: August 14, 2026

Bodhi Tree Biotechnology Inc.

By:	/s/ Xiaohang Wang
Name:	Xiaohang Wang
Title:	Chief Executive Officer and Chairman
(Principal Executive Officer)

Bodhi Tree Biotechnology Inc.

By:	/s/ Juan Ye
Name:	Juan Ye
Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)